Form 10-Q
period 2022-09-30
Go Go Buyers, Inc.
filed 2022-11-09
CIK 1842563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-256118

GO GO BUYERS, INC.

(Exact name of registrant as specified in its charter)

№474, village 3, sangkat 3

Sihanoukville, Sihanouk province, 18203 Kingdom of Cambodia

+1-530-5394950

paramount@gogobuyers.com

Nevada	36-4919249	7370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]       No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,000,000 common shares issued and outstanding as of November 9, 2022.

GO GO BUYERS

FORM 10-Q

Quarterly Period Ended September 30, 2022

Special Note Regarding Forward—Looking Statements

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying interim condensed financial statements of GO GO BUYERS (“the Company,” “we,” “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

GO GO BUYERS

BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Prepaid Expenses	$7,856	$6,136
Total Current Assets	7,856	6,136
Total Assets	$7,856	$6,136

LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Loan from director	$22,678	$14,278
Total Liabilities	$22,678	$14,278

Commitments and Contingencies

Stockholder’s Equity
Common Stock	3,000	3,000
APIC	3,186	1,371
Accumulated deficit	(21,008)	(13,144)
Total Stockholder’s Equity	(14,822)	(8,142)

Total Liabilities and Stockholder’s Equity	$7,856	$6,136

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2022, and 2021

(Unaudited)

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021

REVENUE:	$-	$-	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	537	538	1,862	1,862
Professional Fees	2,397	-	4,817	3,300
TOTAL OPERATING EXPENSES	2,934	538	6,679	5,162

NET LOSS FROM OPERATIONS	(2,934)	(538)	(6,679)	(5,162)

OTHER EXPENSES
Imputed interest	449	-	1,184	-
TOTAL OTHER EXPENSE	449	-	1,184	-
PROVISION FOR INCOME TAX	-	-

NET LOSS	$(3,384)	$(538)	$(7,863)	$(5,162)

Net loss per common share - basic	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares outstanding - basic	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the three and nine months ended September 30, 2022, and 2021

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s (Deficit) Equity
	Shares	Amount

Balance, December 31, 2020	3,000,000	$3,000	$1,371	$(7,056)	$(2,685)
Net Loss	-	-	-	(1,587)	(1,587)
Balance, March 31, 2021	3,000,000	$3,000	$1,371	$(8,643)	$(4,272)
Net Loss	-	-	-	(3,038)	(3,038)
Balance, June 30, 2021	3,000,000	$3,000	$1,371	$(11,681)	$(7,310)
Net Loss	-	-	-	(538)	(538)
Balance, September 30, 2021	3,000,000	$3,000	$1,371	$(12,239)	$(7,848)

Balance, December 31, 2021	3,000,000	$3,000	$2,002	$(13,144)	$(8,142)
Net Loss	-	-	-	(1,150)	(1,150)
Imputed interest	-	-	341	-	341
Balance, March 31, 2022	3,000,000	$3,000	$2,343	$(14,294)	$(8,951)
Net Loss	-	-	-	(3,330)	(3,330)
Imputed interest	-	-	394	-	394
Balance, June 30, 2022	3,000,000	$3,000	$2,737	$(17,624)	$(11,887)
Net Loss	-	-	-	(3,384)	(3,384)
Imputed interest	-	-	449	-	449
Balance, September 30, 2022	3,000,000	$3,000	$3,186	$(21,008)	$(14,822)

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2022, and 2021

(Unaudited)

	Nine months ended September 30, 2022	Nine months ended September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,863)	$(5,162)
Adjustments to reconcile net loss to net cash from operating activities:
Imputed interest	1,184	-
Prepaid Expenses	(96)	(163)
Prepaid Rent	(1,625)	1,375
CASH FLOWS FROM OPERATING ACTIVITIES	(8,400)	(3,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	8,400	3,950
CASH FLOWS FROM FINANCING ACTIVITIES	8,400	3,950

NET CHANGE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Go Go Buyers (the “Company”) is a newly incorporated buyer matching company in Nevada on January 10, 2019. We aim to attract companies involved in retailing and resale business. We plan to offer them a convenient web platform that they can use for locating new customers and conducting operations with them. Small businesses will have an opportunity to represent their services in order to get direct or indirect orders from their target audience. The management of the Company considers our main service in assistance in deliveries for small companies. Apart from that we are planning to encourage individual travelers and buyers to use our website for their casual needs.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had no revenues from January 10, 2019 (inception) through September 30, 2022 and very limited cash. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2022

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The Company’s year-end is December 31.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2022

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and 2021.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Common Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period.

Weighted average shares were reduced for the effect of an aggregate of 3,000,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2022

process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2022

An entity recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

NOTE 4 – RELATED PARTY TRANSACTIONS

Founder Shares

On October 25, 2019, the Company issued a total of 3,000,000 shares of restricted common stock to Sna Ny, our President, Treasurer, Secretary and Director in consideration of $3,000.

Loan Agreement – Related Party

The Company’s sole director and founder has loaned to the Company $22,678 and $8,189 as of September 30, 2022 and 2021, respectively. The Company also recorded $1,184 in imputed interest on a $22,678 non-interest bearing related party note during the nine months September 30, 2022. Interest is being imputed on the note at 8% per annum.

On October 25, 2020, the Company entered into a Verbal Agreement with its President, Mr. Sna Ny, pursuant to which he agreed to provide financing to the Company with total amount not exceeding $50,000. The loan is to be used for a portion of the expenses of this offering. This loan is non-interest bearing and does not have a due date.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company may be a subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2022

NOTE 6 – INCOME TAXES

As of September 30, 2022, the Company had net operating loss carry forwards of approximately $21,008 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at September 30, 2022 was approximately $4,412. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2022. All tax years since inception remain open for examination by taxing authorities.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of September 30, 2022, the Company issued 3,000,000 common shares to its founder, President, Treasurer, Secretary and Director for $3,000.

Warrants — The Company does not have and does not plan on issuing warrants under this prospectus.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2022

On November 2, 2022, the Company announced the departure of Sna Ny from the positions of the Company’s President, Treasurer, and Secretary, effective November 2, 2022. Mr. Ny will continue to serve as the Company’s second Director.

On November 2, 2022, the Company announced the appointment of Arturas Saladzius as the Company’s President, Treasurer, Secretary, and Director, effective upon Mr. Ny’s departure as of November 2, 2022.

Background

From 1991 to 2002, Mr. Saladzius served as a Director and President of 21st Century Today, Inc. and Prince Investment Corporation, US companies engaged in real estate and international trading, coordination, and maintenance of international trade and transport contracts. From 2002 to 2013, Mr. Saladzius held the positions of Director and Vice President at Pole Petroleum (S) Pte. Ltd., Petropool (S) Pte. Ltd., and Riverlake Energy (S) Pte. Ltd. Mr. Saladzius has over 10 years of experience in the preparation and coordination of investment and development projects, negotiations, and consultations. Mr. Saladzius has extensive knowledge in the field of real estate trade and international trade.

Mr. Saladzius holds a Master's degree in International Maritime Law from M. Romeris University Faculty of Law.

Item 2.	Business description and Analysis of Financial Condition and Results of Operations

Overview

The business of Go Go Buyers is dedicated to developing and promoting a platform for online buyers and travelers. We plan to offer our potential customers an advanced solution for receiving any kinds of goods from literally anywhere a person can travel.

We aim at the companies involved in retailing and resale business. We plan to offer them a convenient web platform which they can use for locating new customers and conducting operations with them. Small businesses will have an opportunity to represent their services in order to get direct or indirect orders from their target audience. The management of the Company considers our main service in assistance in deliveries for small companies. Apart from that we are planning to encourage individual travelers and buyers to use our website for their casual needs.

We see our main service as assistance in delivery of goods of those companies, as we plan to help build a network of clientele for the companies mentioned, by attracting users to our web platform, offering a variety of delivery possibilities and companies. We also plan to provide a more convenient alternative to regular delivery services for individuals.

Go Go Buyers’ platform is intended to be a web service where parties who deliver and parties who need to get goods delivered can connect and discuss details of their cooperation.

The principal office of the Company is located at №474, village 3, sangkat 3 Sihanoukville, Sihanouk province, 18203 Kingdom of Cambodia. Our telephone number is +15305394950.

Marketing

We are considering choosing online marketing as our key strategy to attract the users. On the primal development stages, we will probably first invest into promotion via different social networks and search engine optimization. This is planned to help us to appear in users search inquiries by key words. Following this strategy, we expect to get noticed by both our potential customers (to whom we might refer as “we platform users” or “users). The management also plans to use ‘old-school’ direct calls and mailing with business proposals, providing references to our platform and social web pages. In order to attract potential platform users, we plan to buy advertising slots on the websites of big and popular websites related to delivery. Having gained more advanced investment, we intent to shoot promotional videos related to delivery and shipping for advertising purposes. With the expected growth of the business we may consider running a TV promotional campaign.

Clients

We expect both small businesses and individuals to register with our web platform, using it as the source of potential clients and publicity, or for personal usage. As for the developing businesses, we can expect them to be attracted to our web platform as we may offer them a target audience. As for individuals, due to the nature of our online service they will be able to search for the most convenient way to deliver their goods. We also expect our platform to enhance the competition in the industry, as the rival companies might monitor each other's activity, which can result in more beneficial offers for the clientele.

Government Regulation

The Company will be required to comply with all regulations, rules, and directives of governmental authorities including the US Securities and Exchange Commission and agencies applicable to our business in any jurisdiction with which we would conduct activities. The Company does not believe that governmental regulations will have a material impact on the way we conduct our business.

Employees

Go Go Buyers is a startup company with two employees who are Mr. Saladzius, our President, Treasurer, Secretary and Director and Mr. Sna Ny, a second Director.

Results of Operations for the Three Months Ended September 30, 2022 and 2021:

During the three months ended September 30, 2022 and 2021, we have not generated any revenues.

Our net loss for the three-month period ended September 30, 2022 and 2021, was $3,384 and $538 respectively.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021:

During the nine months ended September 30, 2022 and 2021, we have not generated any revenues.

Our net loss for the nine-month period ended September 30, 2022 and 2021, was $7,863 and $5,162 respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities for the nine months ended September 30, 2022, consisted of a net loss of $7,863, prepaid expenses of $(96), imputed interest of $1,184 and prepaid rent of $(1,625). Net cash flows used in operating activities for the nine months ended September 30, 2021, consisted of a net loss of $5,162, prepaid expenses of $(163) and prepaid rent of $1,375.

There were no investing activities for the nine months ended September 30, 2022 and 2021.

Net cash flows provided by financing activities for the nine months ended September 30, 2022, consisted of related-party loans of $8,400. Net cash flows provided by financing activities for the nine months ended September 30, 2021, consisted of related-party loans for $3,950.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending September 30, 2022, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GO GO BUYERS

Date: November 9, 2022	By:	/s/ Arturas Saladzius
Arturas Saladzius President, treasurer, secretary and director (Principal Executive, Financial and Accounting Officer)