Form 10-K
period 2022-12-31
Go Go Buyers, Inc.
filed 2023-04-17
CIK 1842563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-256118

GO GO BUYERS, Inc.

(Exact name of registrant as specified in its charter)

Nevada	36-4919249	7370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)
5348 Vegas Drive Las Vegas, NV 89108 +1-530-5394950 paramount@gogobuyers.com
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ]       No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]       No [X]

The aggregate market value of the stock held by non-affiliates of the registrant as of December 31, 2022, the last business day of the registrant’s most recently completed fiscal year, was approximately $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,161,425 common shares issued and outstanding as of April 14, 2023.

PART I

Item 1. Business.

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF BUSINESS

Overview

Go Go Buyers Inc. is a company developing and promoting a customized platform for online shoppers and travelers. The platform is intended to become a marketplace that leverages products and services among people who travel the world. To use our service, a buyer needs to create an order and tell a traveler how much the item costs and where it can be purchased. The order will then appear in the order feed, and travelers heading to the specified country can respond and make an offer for delivery and monetary compensation. Bringing travel innovation to the forefront traveling becomes even more beneficial.

Go Go Buyers Inc. develops and and plans to market two AI-enabled API services. The first service tracks flight prices and enables users to compare prices from multiple suppliers, creating complex flight itineraries in the required currency. The second service includes generating and comparing hotel prices featuring a database of over two hundred suppliers. We expect our product will attract travel agencies, hoteliers, and IT companies that develop software for the tourism industry.

Our next-year plan seeks to advance travel services and develop communication links for our customers that are easily accessible, understandable, and logical. This will contribute to improving interaction with our customers throughout the trip.

The principal office of the Company is located at 5348 Vegas Drive, Las Vegas, NV 89108. Our telephone number is +15305394950.

Marketing

Online marketing as the key strategy to attract the users. During the initial stages of development, we plan to focus on investing in promotion through various social media platforms and search engine optimization. This approach is intended to enhance our visibility in user search inquiries based on relevant keywords. By following this strategy, we anticipate garnering the attention of potential customers, whom we refer to as "platform users" or simply "users". Additionally, we plan to utilize traditional methods such as direct calls and mailing with business proposals, along with references to our platform and social media pages. In order to attract potential platform users, we plan to purchase advertising slots on prominent websites related to delivery services. With more advanced investments, we intend to create promotional videos related to delivery and shipping, for advertising purposes. As our business grows, we may consider running a television promotional campaign.

Clients

We anticipate that both small businesses and individuals will register with our web platform, utilizing it as a means to connect with potential clients and increase their visibility or for personal usage. For developing businesses, we expect that our platform will be particularly appealing as it may provide them with access to a target audience. For individuals, the online nature of our service will enable them to search for the most convenient and cost-effective delivery options. Furthermore, we anticipate that our platform will foster increased competition within the industry, as rival companies may monitor each other's activity, resulting in more favorable offers for our clientele.

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

Employees

Employees

Go Go Buyers has no employees other than our sole President and Director Mr. Saladzius.

Item 1A.  Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable for smaller reporting companies.

Item 2.  Properties.

We do not own any real estate or other properties.

Item 3.  Legal Proceedings.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of December 31, 2022, no shares of our common stock are traded.

Number of Holders

As of December 31, 2022, the 4,045,069 issued and outstanding shares of common stock were held by a total of 28 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2022 and 2021.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data.

Not applicable for smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements that involve significant uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factor” elsewhere in this report. For further information, see “Risk Relating to Forward-Looking Statement” above.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2022, compared to December 31, 2021:

Revenues

We have generated $1,052 in revenues for the year ended December 31, 2022.

During the year ended December 31, 2021, we have not received any revenues.

Operating expenses

Total operating expenses for the year ended December 31, 2022 were $7,382 compared to $5,457 for the year ended December 31, 2021.

Net Losses

Our net loss for the years ended December 31, 2022 and 2021, was $7,513 and $6,089 respectively.

Liquidity and Capital Resources

As of December 31, 2022, our total assets were $58,958 comprised of cash $24,565, prepaid expenses $1,393 and intangible assets $33,000. Our total liabilities were $49,917 comprised of accounts payable $27,000 and loan from director $22,917.

Shareholders’ deficit has increased from $8,142 as of December 31, 2021 to $9,041 as of December 31, 2022.

Net cash flows used in operating activities for the year ended December 31, 2022, consisted of a net loss of $7,513, prepaid expenses of $5,993, accounts payable of $27,000 and prepaid rent of $(1,250). Net cash flows used in operating activities for the year ended December 31, 2021, consisted of a net loss of $6,089, prepaid expenses of $(6,082) and prepaid rent of $1,500.

During the years ended December 31, 2022 and 2021, the Company generated $33,000 and $0 of cash in investing activities, respectively.

During the years ended December 31, 2022 and 2021, the Company generated $33,356 and $10,670 of cash in financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

GO GO BUYERS

FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and December 31, 2021

Report of Independent Registered Public Accounting Firm

Bolko & Company

Accounting and Auditing Firm

2700 N. Military Tr, Suite 340

Boca Raton, Florida 33431

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors

Go Go Buyers Inc

We have audited the accompanying consolidated financial statements of Go Go Buyers Inc (“Company”), which comprise of balance sheet as of December 31, 2022, and the related consolidated statement of operations and accumulated deficit, stockholder’s equity and cash flows for the year then ended, and the related notes to the financial statements.

In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Go Go Buyers Inc, as of December 31, 2022, the results of its operations for the year then ended, its cash flows, stockholder’s equity, the changes in its net assets for a year in the period then ended, and the financial highlights in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. We were not engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Go Go Buyers Inc will continue as going concern. As discussed in Note 2 to the financial statements, Go Go Buyers Inc has suffered recurring losses from operations and has net capital deficiency that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bolko & Company

Certified Public Accountant

We have served as the Company’s auditor since 2020

April 14, 2023

Boca Raton, Florida

GO GO BUYERS

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current Assets
Cash	$24,565	$-
Prepaid Expenses	1,393	6,136
Total Current Assets	25,958	6,136

Intangibles Assets	33,000	-

Total Assets	$58,958	$6,136

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts Payable	$27,000	$-
Loan from director	22,917	14,278
Total Liabilities	49,917	14,278

Commitments and Contingencies

Stockholders’ Equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,045,069 and 3,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	4,045	3,000
Additional paid in capital	25,654	2,002
Accumulated deficit	(20,658)	(13,144)
Total Stockholders’ Equity	9,041	(8,142)

Total Liabilities and Stockholders’ Equity	$58,958	$6,136

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS

STATEMENTS OF OPERATIONS

For years ended December 31, 2022 and 2021

	Year ended December 31, 2022	Year ended December 31, 2021

REVENUE:
Sales	$1,052	$-

OPERATING EXPENSES
General and Administrative Expenses	2,401	2,150
Professional Fees	4,982	3,307
TOTAL OPERATING EXPENSES	7,383	5,457

NET LOSS FROM OPERATIONS	(6,330)	(5,457)

OTHER EXPENSES
Imputed interest	1,184	631
TOTAL OTHER EXPENSE	1,184	631

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(7,514)	$(6,088)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	3,063,647	3,000,000

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For years ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount

Balance, December 31, 2020	3,000,000	$3,000	$1,371	$(7,056)	$(2,685)

Net Loss	-	-	-	(6,088)	(6,088)
Imputed interest	-	-	631	-	631

Balance, December 31, 2021	3,000,000	$3,000	$2,002	$(13,144)	$(8,142)

Common Stock Issued for Cash	1,045,069	1,045	22,468	-	23,513
Net Loss	-	-	-	(7,514)	(7,514)
Imputed interest	-	-	1,184	-	1,184

Balance, December 31, 2022	4,045,069	$4,045	$25,654	$(20,658)	$9,041

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS

STATEMENTS OF CASH FLOWS

For years ended December 31, 2022 and 2021

	Year ended December 31, 2022	Year ended December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,514)	$(6,088)
Adjustments to reconcile net loss to net cash from operating activities:
Imputed Interest	1,184	631
Accounts Payable	27,000	-
Prepaid Expenses	5,992	(4,582)
Prepaid Rent	(1,250)	-
CASH FLOWS FROM OPERATING ACTIVITIES	25,412	(10,039)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	(33,000)	-
CASH FLOWS FROM INVESTING ACTIVITIES	(33,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	23,513	-
Loan from director	8,640	10,039
CASH FLOWS FROM FINANCING ACTIVITIES	32,153	10,039

NET CHANGE IN CASH	24,565	-

Cash, beginning of period	-	-

Cash, end of period	$24,565	$-

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2022

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $1,052 revenues for the year ended December 31, 2022. The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GO GO BUYERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2022

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

GO GO BUYERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash equivalents as of December 31, 2022 and 2021 were $24,565 and $0

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Common Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period.

Weighted average shares were reduced for the effect of an aggregate of 3,063,647 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

GO GO BUYERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2022

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GO GO BUYERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2022

Other Expenses

During the years ended December 31, 2022 and 2021, we recorded $3,186 and $2,002, respectively, in imputed interest expenses related to advances outstanding to related parties. These imputed interests were recorded in our financial statements under additional paid-in capital.

NOTE 4 – RELATED PARTY TRANSACTIONS

Founder Shares

On October 25, 2019, the Company issued a total of 3,000,000 shares of restricted common stock to our President, Treasurer, Secretary and Director in consideration of $3,000.

Loan Agreement – Related Party

The Company’s sole director and founder has loaned to the Company $22,917 and $14,278 as of December 31, 2022 and 2021, respectively. The Company also recorded $1,184 in imputed interest on a $22,917 non-interest bearing related party note during the year ended December 31, 2022. Interest is being imputed on the note at 8% per annum.

On October 25, 2020, the Company entered into a Verbal Agreement with its President, pursuant to which he agreed to provide financing to the Company with total amount not exceeding $50,000. The loan is to be used for a portion of the expenses of this offering. This loan is non-interest bearing and does not have a due date.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company may be a subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

NOTE 6 – INCOME TAXES

As of December 31, 2022, the Company had net operating loss carry forwards of approximately $20,658 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2022 was approximately $4,338. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

GO GO BUYERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2022

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2022. All tax years since inception remain open for examination by taxing authorities.

Components of deferred tax assets are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$20,658	$13,144
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	4,338	2,760
Less: Valuation Allowance	(4,338)	(2,760)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of December 31, 2022, the Company issued 4,045,069 common shares to its President and shareholders for $26,513.

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

During January 2023 the Company issued 116,356 shares of common stock for cash proceeds of $2,618 at $0.02 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has no employees and only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.
2.	The Company lacks appropriate information technology controls – As of December 31, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

System of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management at the time of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Arturas Saladzius	63	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

On November 2, 2022, the Company announced the departure of Sna Ny from the positions of the Company’s President, Treasurer, and Secretary, and announced the appointment of Arturas Saladzius as the Company’s President, Treasurer, Secretary, and Director, effective upon Mr. Ny’s departur.

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

Mr. Saladzius holds a Master's degree in International Maritime Law from M. Romeris University Faculty of Law.

During the past ten years, Mr. Saladzius has not been the subject to any of the following events:

  Any bankruptcy petition filed by or against any business of which Mr. Saladzius was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
  Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
  An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Saladzius’s involvement in any type of business, securities or banking activities.
  Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
i.	Any Federal or State securities or commodities law or regulation; or
ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that there are no “independent” directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The preceding disclosure respecting director independence is required under applicable SEC rules. The Board of Directors has determined that at least one member of the board, Mr. Saladzius, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr. Saladzius is not an “independent” member of the board as described above. The Board of Directors has determined that director is able to read and understand fundamental financial statements.

BOARD AND COMMITTEE MATTERS

The Company does not have a standing nominating committee, compensation committee or audit committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors and performing the functions of an audit committee. The Board believes the engagement of directors in these functions is important at this time in the Company’s development in light of the Company’s recent activities.

COMMUNICATIONS WITH BOARD MEMBERS

Our board of directors has provided the following process for shareholders and interested parties to send communications to our board and/or individual directors. Communications to individual directors may also be made to such director at our company’s address. All communications sent to any individual director will be received directly by such individuals and will not be screened or reviewed by any company personnel. Any communications sent to the board in the care of the Secretary will be reviewed by the Secretary to ensure that such communications relate to the business of the company before being reviewed by the board.

Item 11. Executive Compensation.

MANAGEMENT COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended December 31, 2022 and December 31, 2021:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Arturas Saladzius President, Secretary and Treasurer	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Sna Ny Former President	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Mr. Saladzius currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of December 31, 2022, by:

● each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

● each of our directors;

● each of our named executive officers; and

● all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock		3,000,000 shares of common stock	74%

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or dispositive power as well as any shares that the individual has the right to acquire within 60 days of the date through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock held by that person. The percentage of shares beneficially owned is computed on the basis of 4,045,069 shares of our common stock outstanding as of the date of this annual report.

Shares of common stock that a person has the right to acquire within 60 days of the date are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Item 13. Certain Relationships and Related Transactions.

For the year ended December 31, 2022 and 2021, the President of the Company advanced $8,639 and $10,039 to the Company for operating expenses, respectively. As of December 31, 2022, the related party loan balance was $22,917.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our independent auditors for professional services rendered related to the fiscal years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees	$-	$2,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$2,500

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services in connection with registration statement filings and statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

PART IV

Item 15. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. Form 10-K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GO GO BUYERS

Date: April 17, 2023	By:	/s/ Arturas Saladzius
Name: Arturas Saladzius Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)