Form 10-Q
period 2023-03-31
Go Go Buyers, Inc.
filed 2023-05-12
CIK 1842563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,161,425 common shares issued and outstanding as of May 12, 2023.

GO GO BUYERS

FORM 10-Q

Quarterly Period Ended March 31, 2023

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

The accompanying interim financial statements of GO GO BUYERS (“the Company,” “we,” “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

GO GO BUYERS

BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022

ASSETS
Current Assets
Cash	$625	$24,565
Prepaid Expenses	942	1,393
Total Current Assets	1,567	25,958

Intangibles Assets	51,000	33,000

Total Assets	$52,567	$58,958

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts Payable	$23,982	$27,000
Loan from director	22,917	22,917
Total Liabilities	46,899	49,917

Commitments and Contingencies

Stockholders’ Equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,161,425 and 4,045,069 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4,161	4,045
Additional paid in capital	28,156	25,654
Accumulated deficit	(26,649)	(20,658)
Total Stockholders’ Equity	5,668	9,041

Total Liabilities and Stockholders’ Equity	$52,567	$58,958

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF OPERATIONS

For the three ended March 31, 2023, and 2022

(Unaudited)

		Three months ended March 31, 2023		Three months ended March 31, 2022

REVENUE:	$		$
Sales		1,480		-

OPERATING EXPENSES
General and Administrative Expenses		429		22
Professional Fees		7,042		788
TOTAL OPERATING EXPENSES		7,471		810

NET LOSS FROM OPERATIONS		(5,991)		(810)

OTHER EXPENSES
Imputed interest		-		340
TOTAL OTHER EXPENSE		-		340

PROVISION FOR INCOME TAX		-		-

NET LOSS		$(5,991)		$(1,150)

Net loss per common share - basic		$(0.00)		$(0.00)

Weighted average number of common shares outstanding - basic		4,131,377		3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount

Balance, December 31, 2021	3,000,000	$3,000	$2,002	$(13,144)	$(8,142)
Net Loss	-	-	-	(1,150)	(1,150)
Imputed interest	-	-	341	-	341
Balance, March 31, 2022	3,000,000	$3,000	$2,343	$(14,294)	$(8,951)

Balance, December 31, 2022	4,045,069	$4,045	$25,654	$(20,658)	$9,041
Common Stock Issued for Cash	116,356	116	2,502	-	2,618
Net Loss	-	-	-	(5,991)	(5,991)
Balance, March 31, 2023	3,000,000	$4,161	$28,156	$(26,649)	$5,668

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

For the three months ended March 31, 2023 and 2022

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,991)	$(1,150)
Adjustments to reconcile net loss to net cash from operating activities:
Imputed Interest	-	340
Accounts Payable	(3,018)	-
Prepaid Expenses	76	(465)
Prepaid Rent	375	(2,375)
CASH FLOWS FROM OPERATING ACTIVITIES	(8,558)	(3,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	(18,000)	-
CASH FLOWS FROM INVESTING ACTIVITIES	(18,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	2,618	-
Loan from director	-	3,650
CASH FLOWS FROM FINANCING ACTIVITIES	2,618	3,650

NET CHANGE IN CASH	(23,940)	-

Cash, beginning of period	24,565	-

Cash, end of period	$625	$-

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2023

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $1,480 revenues for the three months ended March 31, 2023 and very limited cash. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2023

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

March 31, 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and 2022.

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

Weighted average shares were reduced for the effect of an aggregate of 4,131,377 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

March 31, 2023

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

March 31, 2023

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

Other Expenses

During the three months ended March 31, 2023 and 2022, we recorded $0 and $340, respectively, in imputed interest expenses related to advances outstanding to related parties. These imputed interests were recorded in our financial statements under additional paid-in capital.

NOTE 4 – RELATED PARTY TRANSACTIONS

Founder Shares

On October 25, 2019, the Company issued a total of 3,000,000 shares of restricted common stock to our President, Treasurer, Secretary and Director in consideration of $3,000.

Loan Agreement – Related Party

The Company’s sole director and founder has loaned to the Company $22,917 and $17,928 as of March 31, 2023 and 2022, respectively. The Company also recorded $3,186 in imputed interest on a $22,678 non-interest bearing related party note as of March 31, 2023. Interest is being imputed on the note at 8% per annum.

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

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2023

NOTE 6 – INCOME TAXES

As of March 31, 2023, the Company had net operating loss carry forwards of approximately $26,649 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2023 was approximately $5,596. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2023. All tax years since inception remain open for examination by taxing authorities.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of March 31, 2023, the Company issued 4,161,425 common shares to its President and shareholders for $29,131.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022:

We have generated $1,480 in revenues for the three months ended March 31, 2023.

During the three months ended March 31, 2022, we have not generated any revenues.

Total operating expenses for the three-month period ended March 31, 2023 were $7,471 compared to $810 for the three-month period ended March 31, 2022.

Our net loss for the three-month period ended March 31, 2023 and 2022, was $5,991 and $1,150 respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities for the three months ended March 31, 2023, consisted of a net loss of $5,991, prepaid expenses of $76, accounts payable of $(3,018) and prepaid rent of $375. Net cash flows used in operating activities for the three months ended March 31, 2022, consisted of a net loss of $1,150, prepaid expenses of $(465), imputed interest of $340 and prepaid rent of $(2,375).

During the three months ended March 31, 2023 and 2022, the Company generated $18,000 and $0 of cash in investing activities, respectively.

During the three months ended March 31, 2023 and 2022, the Company generated $2,618 and $3,650 of cash in financing activities.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending March 31, 2023, there were no pending or threatened legal actions against us.

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

GO GO BUYERS

Date: May 12, 2023	By:	/s/ Arturas Saladzius
Arturas Saladzius President, treasurer, secretary and director (Principal Executive, Financial and Accounting Officer)