Form 10-Q
period 2023-06-30
Go Go Buyers, Inc.
filed 2023-08-14
CIK 1842563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,161,425 common shares issued and outstanding as of August 14, 2023.

GO GO BUYERS

FORM 10-Q

Quarterly Period Ended June 30, 2023

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

GO GO BUYERS

BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022

ASSETS
Current Assets
Cash	$8,741	$24,565
Prepaid Expenses	869	1,393
Total Current Assets	9,610	25,958

Intangibles Assets, Net	46,750	33,000

Total Assets	$56,360	$58,958

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts Payable	$23,982	$27,000
Loan from director	24,417	22,917
Total Liabilities	48,399	49,917

Commitments and Contingencies

Stockholders’ Equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,161,425 and 4,045,069 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4,161	4,045
Additional paid in capital	28,156	25,654
Accumulated deficit	(24,356)	(20,658)
Total Stockholders’ Equity	7,961	9,041

Total Liabilities and Stockholders’ Equity	$56,360	$58,958

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF OPERATIONS

For the three and six ended June 30, 2023, and 2022

(Unaudited)

		Three months ended June 30, 2023		Three months ended June 30, 2022		Six months ended June 30, 2023		Six months ended June 30, 2022

REVENUE:	$		$		$		$
Sales		10,194		-		11,674		-

OPERATING EXPENSES
Depreciation Expense		4,250		-		4,250		-
General and Administrative Expenses		538		539		967		1,325
Professional Fees		3,113		2,397		10,155		2,419
TOTAL OPERATING EXPENSES		7,901		2,936		15,372		3,744

NET LOSS FROM OPERATIONS		2,293		(2,936)		(3,698)		(3,744)

OTHER EXPENSES
Imputed interest		-		394		-		986
TOTAL OTHER EXPENSE		-		394		-		986

PROVISION FOR INCOME TAX		-		-

NET LOSS		$2,293		$(3,330)		$(3,698)		$(4,730)

Net loss per common share - basic		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of common shares outstanding - basic		4,161,425		3,000,000		4,146,401		3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount

Balance, December 31, 2021	3,000,000	$3,000	$2,002	$(13,144)	$(8,142)
Net Loss	-	-	-	(1,150)	(1,150)
Imputed interest	-	-	341	-	341

Balance, March 31, 2022	3,000,000	3,000	2,343	(14,294)	(8,951)

Net Loss	-	-	-	(3,330)	(3,330)
Imputed interest	-	-	394	-	394

Balance, June 30, 2022	3,000,000	$3,000	$2,737	$(17,624)	$(11,887)

Balance, December 31, 2022	4,045,069	$4,045	$25,654	$(20,658)	$9,041
Common Stock Issued for Cash	116,356	116	2,502	-	2,618
Net Loss	-	-	-	(5,991)	(5,991)

Balance, March 31, 2023	4,161,425	4,161	28,156	(26,649)	5,668

Net Loss	-	-	-	2,293	2,293

Balance, June 30, 2023	4,161,425	$4,161	$28,156	$(24,356)	$7,961

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

For the six months ended June 30, 2023 and 2022

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2023	Six months ended June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,698)	$(4,730)
Adjustments to reconcile net loss to net cash from operating activities:
Accumulated Depreciation	4,250	-
Imputed Interest	-	986
Accounts Payable	(3,018)	-
Prepaid Expenses	(226)	(281)
Prepaid Rent	750	(2,000)
CASH FLOWS FROM OPERATING ACTIVITIES	(1,942)	(6,025)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	(18,000)	-
CASH FLOWS FROM INVESTING ACTIVITIES	(18,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	2,618	-
Loan from director	1,500	6,025
CASH FLOWS FROM FINANCING ACTIVITIES	4,118	6,025

NET CHANGE IN CASH	(15,824)	-

Cash, beginning of period	24,565	-

Cash, end of period	$(8,741)	$-

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2023

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $11,674 revenues for the six months ended June 30, 2023 and very limited cash. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 30, 2023

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

Intangible Assets

The Company follows the provisions of ASC 350, “Intangibles-Goodwill and Other”. Definite-lived intangible assets represent developed technology, non-compete agreements, customer related intangible assets, patents, trademark and trade names and are amortized over their estimated useful lives, generally on a straight-line basis. Indefinite lived intangible assets relate to domain names owned by the Company.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and 2022.

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

Weighted average shares were reduced for the effect of an aggregate of 4,146,401 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

June 30, 2023

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

June 30, 2023

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

Other Expenses

During the six months ended June 30, 2023 and 2022, we recorded $0 and $986, respectively, in imputed interest expenses related to advances outstanding to related parties. These imputed interests were recorded in our financial statements under additional paid-in capital.

NOTE 4 – INTANGIBLE ASSETS

The Company had the following intangible assets as of June 30, 2023:

For the period from inception (January 10, 2019) to June 30, 2023
Balance as of January 10, 2019 (date of inception)	$—

API acquisition	18,000
Website developments cost	27,600
Software developments cost	6,000
Amortization expense	(4,250)

Balance as of June 30, 2023	$46,750

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On October 25, 2019, the Company issued a total of 3,000,000 shares of restricted common stock to our President, Treasurer, Secretary and Director in consideration of $3,000.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2023

Loan Agreement – Related Party

The Company’s sole director and founder has loaned to the Company $24,417 and $22,917 as of June 30, 2023 and December 31, 2022, respectively. The Company also recorded $3,186 in imputed interest on a $24,417 non-interest bearing related party note as of June 30, 2023. Interest is being imputed on the note at 8% per annum.

On October 25, 2020, the Company entered into a Verbal Agreement with its President, pursuant to which he agreed to provide financing to the Company with total amount not exceeding $50,000. The loan is to be used for a portion of the expenses of this offering. This loan is non-interest bearing and does not have a due date.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company may be a subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

NOTE 7 – INCOME TAXES

As of June 30, 2023, the Company had net operating loss carry forwards of approximately $24,356 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at June 30, 2023 was approximately $5,115. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2023

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2023. All tax years since inception remain open for examination by taxing authorities.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of June 30, 2023, the Company issued 4,161,425 common shares to its President and shareholders for $29,131.

Warrants — The Company does not have and does not plan on issuing warrants under this prospectus.

NOTE 9 — SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended June 30, 2023 and 2022:

We have generated $10,194 in revenues for the three months ended June 30, 2023.

During the three months ended June 30, 2022, we have not generated any revenues.

Total operating expenses for the three-month period ended June 30, 2023 were $7,901 compared to $2,936 for the three-month period ended June 30, 2022.

Our net income (loss) for the three-month period ended June 30, 2023 and 2022, was $2,293 and $(3,330) respectively.

Results of Operations for the Six Months Ended June 30, 2023 and 2022:

We have generated $11,674 in revenues for the six months ended June 30, 2023.

During the six months ended June 30, 2022, we have not generated any revenues.

Total operating expenses for the six-month period ended June 30, 2023 were $15,372 compared to $3,744 for the six-month period ended June 30, 2022.

Our net loss for the six-month period ended June 30, 2023 and 2022, was $3,698 and $4,730 respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities for the six months ended June 30, 2023, consisted of a net loss of $3,698, prepaid expenses of $(226), accounts payable of $(3,018) and prepaid rent of $750. Net cash flows used in operating activities for the six months ended June 30, 2022, consisted of a net loss of $4,730, prepaid expenses of $(281), imputed interest of $986 and prepaid rent of $(2,000).

During the six months ended June 30, 2023 and 2022, the Company generated $18,000 and $0 of cash in investing activities, respectively.

During the six months ended June 30, 2023 and 2022, the Company generated $4,118 and $6,025 of cash in financing activities.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending June 30, 2023, there were no pending or threatened legal actions against us.

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

GO GO BUYERS

Date: August 14, 2023	By:	/s/ Arturas Saladzius
Arturas Saladzius President, treasurer, secretary and director (Principal Executive, Financial and Accounting Officer)