Form 10-Q
period 2023-09-30
Go Go Buyers, Inc.
filed 2023-11-09
CIK 1842563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,161,425 common shares issued and outstanding as of November 9, 2023.

GO GO BUYERS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2023

Signatures	21

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

The accompanying interim financial statements of GO GO BUYERS, INC. (“the Company,” “we,” “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

GO GO BUYERS, INC.

BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022

ASSETS
Current Assets
Cash	$-	$24,565
Accounts Receivable	7,910	-
Prepaid Expenses	310	1,393
Total Current Assets	8,220	25,958

Intangibles Assets, Net	42,500	33,000

Total Assets	$50,720	$58,958

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts Payable	$15,982	$27,000
Loan from Director	23,676	22,917
Total Liabilities	39,658	49,917

Commitments and Contingencies

Stockholders’ Equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,161,425 and 4,045,069 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4,161	4,045
Additional Paid in Capital	28,156	25,654
Accumulated Deficit	(21,255)	(20,658)
Total Stockholders’ Equity	11,062	9,041

Total Liabilities and Stockholders’ Equity	$50,720	$58,958

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS, INC.

STATEMENTS OF OPERATIONS

For the three and nine ended September 30, 2023 and 2022

(Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022

REVENUE:
Sales	$7,910	$-	$19,584	$-

OPERATING EXPENSES
Depreciation Expense	4,250	-	8,500	-
General and Administrative Expenses	538	538	1,504	1,862
Professional Fees	21	2,397	10,177	4,817
TOTAL OPERATING EXPENSES	4,809	2,935	20,181	6,679

NET LOSS FROM OPERATIONS	3,101	(2,935)	(597)	(6,679)

OTHER EXPENSES
Imputed Interest	-	449	-	1,184
TOTAL OTHER EXPENSE	-	449	-	1,184

PROVISION FOR INCOME TAX	-	-

NET LOSS	$3,101	$(3,384)	$(597)	$(7,863)

Net Loss Per Common Share - Basic	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic	4,161,425	3,000,000	4,151,483	3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance, December 31, 2021	3,000,000	$3,000	$2,002	$(13,144)	$(8,142)
Net Loss	-	-	-	(1,150)	(1,150)
Imputed Interest	-	-	341	-	341

Balance, March 31, 2022	3,000,000	3,000	2,343	(14,294)	(8,951)

Net Loss	-	-	-	(3,330)	(3,330)
Imputed Interest	-	-	394	-	394

Balance, June 30, 2022	3,000,000	3,000	2,737	(17,624)	(11,887)

Net Loss	-	-	-	(3,384)	(3,384)
Imputed Interest	-	-	449	-	449

Balance, September 30, 2022	3,000,000	$3,000	$3,186	$(21,008)	$(14,822)

Balance, December 31, 2022	4,045,069	$4,045	$25,654	$(20,658)	$9,041
Common Stock Issued for Cash	116,356	116	2,502	-	2,618
Net Loss	-	-	-	(5,991)	(5,991)

Balance, March 31, 2023	4,161,425	4,161	28,156	(26,649)	5,668

Net Income	-	-	-	2,293	2,293

Balance, June 30, 2023	4,161,425	4,161	28,156	(24,356)	7,961

Net Income	-	-	-	3,101	3,101

Balance, September 30, 2023	4,161,425	$4,161	$28,156	$(21,255)	$11,062

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS, INC.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(597)	$(7,863)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Accounts Receivable	(7,910)	-
Accumulated Depreciation	8,500	-
Imputed Interest	-	1,184
Accounts Payable	(11,018)	-
Prepaid Expenses	(42)	(96)
Prepaid Rent	1,125	(1,625)
CASH FLOWS FROM OPERATING ACTIVITIES	(9,942)	(8,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	(18,000)	-
CASH FLOWS FROM INVESTING ACTIVITIES	(18,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Issuance of Common Stock	2,618	-
Loan from Director	759	8,400
CASH FLOWS FROM FINANCING ACTIVITIES	3,377	8,400

NET CHANGE IN CASH	(24,565)	-

Cash, Beginning of Period	24,565	-

Cash, End of Period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2023

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Go Go Buyers, Inc. (the "Company") was established in Nevada on January 10, 2019, with a focus on catering to businesses in the retail and resale sectors. We currently operate a web platform offering delivery assistance to small businesses. We are actively promoting our platform to individual travelers and buyers for their everyday requirements. Our ongoing objective is to expand our customer base and enhance our services.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $19,584 revenues for the nine months ended September 30, 2023. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GO GO BUYERS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2023

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

GO GO BUYERS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and 2022.

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

Weighted average shares were reduced for the effect of an aggregate of 4,151,483 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

GO GO BUYERS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2023

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GO GO BUYERS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2023

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

Other Expenses

During the nine months ended September 30, 2023 and 2022, we recorded $0 and $1,184, respectively, in imputed interest expenses related to advances outstanding to related parties. These imputed interests were recorded in our financial statements under additional paid-in capital.

NOTE 4 – INTANGIBLE ASSETS

The Company had the following intangible assets as of September 30, 2023:

For the period from inception (January 10, 2019) to September 30, 2023
Balance as of January 10, 2019 (date of inception)	$-

API acquisition	18,000
Website developments cost	27,000
Software developments cost	6,000
Amortization expense	(8,500)

Balance as of September 30, 2023	$42,500

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On October 25, 2019, the Company issued a total of 3,000,000 shares of restricted common stock to our President, Treasurer, Secretary and Director in consideration of $3,000.

GO GO BUYERS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2023

Loan Agreement – Related Party

The Company’s sole director and founder has loaned to the Company $23,676 and $22,917 as of September 30, 2023 and December 31, 2022, respectively. The Company also recorded $3,186 in imputed interest on a $23,676 non-interest bearing related party note as of September 30, 2023. Interest is being imputed on the note at 8% per annum.

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

NOTE 7 – INCOME TAXES

As of September 30, 2023, the Company had net operating loss carry forwards of approximately $21,255 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at September 30, 2023 was approximately $4,464. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

GO GO BUYERS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2023

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2023. All tax years since inception remain open for examination by taxing authorities.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of September 30, 2023, the Company issued 4,161,425 common shares to its President and shareholders for $29,131.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Go Go Buyers, Inc. is a company developing and promoting a customized platform for online shoppers and travelers. The platform aims to be a marketplace that leverages products and services among people who travel the world. To use our service, a buyer needs to create an order and tell a traveler how much the item costs and where it can be purchased. The order will then appear in the order feed, and travelers heading to the specified country can respond and make an offer for delivery and monetary compensation. Bringing travel innovation to the forefront traveling becomes even more beneficial.

Go Go Buyers, Inc. markets two AI-enabled API services. The first service tracks flight prices and enables users to compare prices from multiple suppliers, creating complex flight itineraries in the required currency. The second service includes generating and comparing hotel prices featuring a database of over two hundred suppliers. We expect our product will attract travel agencies, hoteliers, and IT companies that develop software for the tourism industry.

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

Employees

Go Go Buyers, Inc. has no employees other than our sole President and Director Mr. Saladzius.

Results of Operations for the Three Months Ended September 30, 2023 and 2022:

We have generated $7,910 in revenues for the three months ended September 30, 2023.

During the three months ended September 30, 2022, we have not generated any revenues.

Total operating expenses for the three-month period ended September 30, 2023 were $4,809 compared to $2,935 for the three-month period ended September 30, 2022.

Our net income (loss) for the three-month period ended September 30, 2023 and 2022, was $3,101 and $(3,384) respectively.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022:

We have generated $19,584 in revenues for the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, we have not generated any revenues.

Total operating expenses for the nine-month period ended September 30, 2023 were $20,181 compared to $6,679 for the nine-month period ended September 30, 2022.

Our net loss for the nine-month period ended September 30, 2023 and 2022, was $597 and $7,863 respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities for the nine months ended September 30, 2023, consisted of a net loss of $597, accounts receivable of $(7,910), accumulated depreciation of $8,500, prepaid expenses of $(42), accounts payable of $(11,018) and prepaid rent of $1,125. Net cash flows used in operating activities for the nine months ended September 30, 2022, consisted of a net loss of $7,863, prepaid expenses of $(96), imputed interest of $1,184 and prepaid rent of $(1,625).

During the nine months ended September 30, 2023 and 2022, the Company generated $18,000 and $0 of cash in investing activities, respectively.

During the nine months ended September 30, 2023 and 2022, the Company generated $3,377 and $8,400 of cash in financing activities.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending September 30, 2023, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GO GO BUYERS, INC.

Date: November 9, 2023	By:	/s/ Arturas Saladzius
Arturas Saladzius President, treasurer, secretary and director (Principal Executive, Financial and Accounting Officer)