Form 10-K
period 2023-12-31
Go Go Buyers, Inc.
filed 2024-06-12
CIK 1842563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

5348 Vegas Drive Las Vegas, NV 89108 +1530-5394950 paramount@gogobuyers.com
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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of December 31, 2023 , was approximately 0 common shares issued and outstanding.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,161,425 common shares issued and outstanding as of June 12, 2024.

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

DESCRIPTION OF BUSINESS

Overview

Go Go Buyers specializes in two API integration services: API Flights and API Hotels. API Flights provides users with real-time flight price tracking from various suppliers, along with comprehensive airport schedule data and flight tracking features. API Hotels utilizes artificial intelligence to generate and compare hotel prices from a wide range of suppliers. Both services are accessible through our website https://gogobuyers.com/.

In addition to our API services, we operate a forum where users can connect to place orders, make requests, and engage with travelers. Users can select a traveler from a list of countries to initiate a chat and arrange for item delivery. This platform aims to facilitate global connections and assist users in transporting items between locations.

Our ongoing development efforts focus on enhancing user communication and platform usability. We are introducing Flight Calculator, a user-friendly tool for calculating air distances and flight times between any airports worldwide. This innovative solution empowers travelers, businesses, and aviation professionals to plan journeys with precision and optimize routes for efficiency. With Flight Calculator, users can make informed decisions and streamline travel planning processes effortlessly.

The principal office of the Company is located at 5348 Vegas Drive, Las Vegas, NV 89108. Our telephone number is +15305394950.

API Packages

API Flights offers a comprehensive solution for tracking flight prices and accessing vital flight information. Powered by artificial intelligence, our software monitors prices from multiple suppliers, ensuring users find the best deals available. Our APIs provide access to airport schedules, flight tracking details (including departure and arrival times, dates, terminals, and current status), and more. With competitive pricing and over 1,000,000 request credits, API Flights is the go-to solution for finding flights at the right price.

API Hotels delivers top-notch hotel pricing services powered by artificial intelligence. Our software generates competitive hotel prices, enabling hoteliers to offer timely discounts through customizable search algorithms for competitors. With access to a vast database of hotels, users can search for any hotel based on location, date, and number of guests. Flexible pricing options and 50,000 calls per month make API Hotels the best choice for accessing the best hotel offers. Both of the services can be accessed via our website: https://gogobuyers.com/#tariffs.

Marketing

Digital marketing as the primary tactic to engage the audience. During the initial phases of development, our focus lies in investing in promotion through diverse social media channels and search engine optimization. This approach aims to amplify our presence in user search queries centered around pertinent keywords. By adhering to this approach, we expect to capture the interest of prospective clientele, whom we designate as "platform users" or simply "users". Moreover, we intend to employ conventional methods such as direct calls and mailings featuring business propositions, alongside mentions of our platform and social media profiles. To allure potential platform users, we intend to secure advertising placements on reputable websites associated with delivery services. As we delve deeper into investments, we aim to produce promotional videos pertaining to delivery and shipping for marketing purposes. With the expansion of our business, we may contemplate launching a television advertising campaign.

Clients

We expect that both small businesses and individuals will sign up on our platform, using it to connect with potential clients and boost their visibility. Developing businesses may find our platform attractive for accessing their target audience. Individuals can conveniently search for cost-effective delivery options due to our online service. Additionally, we foresee increased competition in the industry as rival companies monitor each other, leading to better offers for our clients.

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

As of December 31, 2023, no shares of our common stock are traded.

Number of Holders

As of December 31, 2023, the 4,161,425 issued and outstanding shares of common stock were held by a total of 31 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2023 and 2022.

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

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2023, compared to December 31, 2022:

Revenues

For the years ended December 31, 2023 and 2022, we have generated $28,319 and $1,052 in revenues, respectively.

Operating expenses

Total operating expenses for the year ended December 31, 2023 were $29,791 compared to $7,382 for the year ended December 31, 2022. The operating expenses for the year ended December 31, 2023 and 2022 included Amortization Expense of $12,750 and $0; General and Administrative expenses of $6,842 and $2,401; and Professional Fees of $10,199 and $4,981, respectively. Increase in total operating expenses was primarily due to the increase in amortization expense associated with the acquisition of intangible assets during the period.

Other Expenses

Total other expenses for the years ended December 31, 2023 and 2022 was $0 and $1,184, respectively. The other expenses included the imputed interest.

Net Losses

Our net loss for the years ended December 31, 2023 and 2022, was $1,472 and $7,514 respectively.

Liquidity and Capital Resources

As of December 31, 2023, our total assets were $113,299 comprised of cash $9,900, prepaid expenses $29,029 and intangible assets $74,370. Our total liabilities were $103,112 comprised of accounts payable of $46,902, differed revenue of $1,165 and loan from director of $55,045.

Shareholders’ equity has increased from $9,041 as of December 31, 2022 to $10,187 as of December 31, 2023.

Net cash flows used in operating activities for the year ended December 31, 2023, consisted of a net loss of $1,472, accumulated amortization of $12,750, accounts payable of $19,902, deferred revenue $1,165 and prepaid expenses of $(27,636). Net cash flows used in operating activities for the year ended December 31, 2022, consisted of a net loss of $7,514, imputed interest of $1,184, accounts payable of $27,000 and prepaid expenses of $4,742.

During the years ended December 31, 2023 and 2022, the Company generated $54,120 and $33,000 of cash in investing activities, respectively.

During the years ended December 31, 2023 and 2022, the Company generated $34,746 and $32,153 of cash in financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Item 8. Financial Statements and Supplementary Data.

GO GO BUYERS, INC.

FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and December 31, 2022

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Go Go Buyers, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Go Go Buyers, Inc as of December 31, 2023, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $1,472 and an accumulated deficit of $22,130 as of December 31, 2023, the Company currently have limited revenue. The continuation of the Company as a going concern through December 31, 2023, is dependent upon improving the profitability and the continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. As of December 31, 2023, there are no critical audit matters to communicate.

 /S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

June 10, 2024

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

Bolko & Company

Certified Public Accountant

We have served as the Company’s auditor since 2020

April 14, 2023

Boca Raton, Florida

GO GO BUYERS, INC.

BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$9,900	$24,565
Prepaid Expenses	29,029	1,393
Total Current Assets	38,929	25,958

Intangibles Assets, Net	74,370	33,000

Total Assets	$113,299	$58,958

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts Payable	$46,902	$27,000
Deferred Revenue	1,165	-
Loan from Director	55,045	22,917
Total Liabilities	103,112	49,917

Commitments and Contingencies

Stockholders’ Equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,161,425 and 4,045,069 shares issued and outstanding as of December 31, 2023, and December 31, 2022, respectively	4,161	4,045
Additional Paid in Capital	28,156	25,654
Accumulated Deficit	(22,130)	(20,658)
Total Stockholders’ Equity	10,187	9,041

Total Liabilities and Stockholders’ Equity	$113,299	$58,958

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2023 and 2022

	Year ended December 31, 2023	Year ended December 31, 2022

REVENUE:
Sales	$28,319	$1,052

OPERATING EXPENSES
Amortization Expense	12,750	-
General and Administrative Expenses	6,842	2,401
Professional Fees	10,199	4,981
TOTAL OPERATING EXPENSES	29,791	7,382

NET LOSS FROM OPERATIONS	(1,472)	(6,330)

OTHER EXPENSES
Imputed Interest	-	1,184
TOTAL OTHER EXPENSE	-	1,184

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(1,472)	$(7,514)

Net Loss Per Common Share - Basic	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic	4,154,016	3,063,647

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2021	3,000,000	$3,000	$2,002	$(13,144)	$(8,142)

Common Stock Issued for Cash	1,045,069	1,045	22,468	-	23,513
Net Loss for the year	-	-	-	(7,514)	(7,514)
Imputed Interest	-	-	1,184	-	1,184

Balance, December 31, 2022	4,045,069	$4,045	$25,654	$(20,658)	$9,041

Common Stock Issued for Cash	116,356	116	2,502	-	2,618
Net Loss for the year	-	-	-	(1,472)	(1,472)

Balance, December 31, 2023	4,161,425	$4,161	$28,156	$(22,130)	$10,187

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023 and 2022

	Year ended December 31, 2023	Year ended December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,472)	$(7,514)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Accumulated Amortization	12,750	-
Imputed Interest	-	1,184
Accounts Payable	19,902	27,000
Deferred Revenue	1,165	-
Prepaid Expenses	(27,636)	4,742
NET CASH USED IN OPERATING ACTIVITIES	4,709	25,412

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	(54,120)	(33,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(54,120)	(33,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Issuance of Common Stock	2,618	23,513
Loan from Director	32,128	8,640
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,746	32,153

NET CHANGE IN CASH	(14,665)	24,565

Cash, Beginning of Period	24,565	-

Cash, End of Period	$9,900	$24,565

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2023

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Go Go Buyers, Inc. (the "Company") was established in Nevada on January 10, 2019. Go Go Buyers specializes in two API integration services: API Flights and API Hotels, offering real-time flight price tracking, and hotel price comparison through artificial intelligence. Our platform also hosts a forum enabling users to connect with travelers for item delivery, fostering global connections.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $28,319 revenues for the year ended December 31, 2023 and the accumulated deficit was $22,130 as of December 31, 2023. The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The Company’s year-end is December 31.

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

GO GO BUYERS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2023

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

Intangible Assets

The Company follows the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”. Definite-lived intangible assets represent developed technology, non-compete agreements, customer related intangible assets, patents, trademark and trade names and are amortized over their estimated useful lives, generally on a straight-line basis. Indefinite lived intangible assets relate to domain names owned by the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

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

GO GO BUYERS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2023

Weighted average shares were reduced for the effect of an aggregate of 4,154,016 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

The Company generates revenue through the rent of the application programming interface ("API"). Revenue is recognized at the point in time when the customer obtains control of the good or service through the Company satisfying a performance obligation by transferring the promised good or service to the customer.

The Company generally collects payment from customers prior the service is provided. When deposits are collected before services are performed the Company recognizes deferred revenue until the services are provided.

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

GO GO BUYERS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2023

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Other Expenses

During the years ended December 31, 2023 and 2022, we recorded $0 and $1,184, respectively, in imputed interest expenses related to advances outstanding to related parties. These imputed interests were recorded in our financial statements under additional paid-in capital.

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

NOTE 4 – INTANGIBLE ASSETS

The Company had the following intangible assets as of December 31, 2023:

For the period from inception (January 10, 2019) to December 31, 2023
Balance as of January 10, 2019 (date of inception)	$-

API acquisition	18,000
Website developments cost	27,000
Software developments cost	42,120
Amortization expense	(12,750)

Balance as of December 31, 2023	$74,370

GO GO BUYERS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2023

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On October 25, 2019, the Company issued a total of 3,000,000 shares of restricted common stock to our President, Treasurer, Secretary and Director in consideration of $3,000.

Loan Agreement – Related Party

The Company’s sole director and founder has loaned to the Company $55,045 and $22,917 as of December 31, 2023 and December 31, 2022, respectively.

On March 22, 2022, the Company entered into a Loan Agreement with its President, pursuant to which he agreed to provide financing to the Company with total amount not exceeding $60,000. The loan is to be used for a portion of the expenses of this offering. This loan is non-interest bearing and does not have a due date.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company may be a subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

NOTE 7 – INCOME TAXES

As of December 31, 2023, the Company had net operating loss carry forwards of approximately $22,130 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2023 was approximately $4,647. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2023. All tax years since inception remain open for examination by taxing authorities.

GO GO BUYERS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2023

Components of deferred tax assets are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$22,130	$20,658
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	4,647	4,338
Less: Valuation Allowance	(4,647)	(4,338)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of December 31, 2023, the Company issued 4,161,425 common shares to its President and shareholders for $29,131.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2023. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has no employees and only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.
2.	The Company lacks appropriate information technology controls – As of December 31, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

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

An evaluation was conducted under the supervision and with the participation of our management at the time of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Arturas Saladzius	64	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

On November 2, 2022, the Company announced the departure of Sna Ny from the positions of the Company’s President, Treasurer, and Secretary, and announced the appointment of Arturas Saladzius as the Company’s President, Treasurer, Secretary, and Director, effective upon Mr. Ny’s departure.

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

Item 11. Executive Compensation.

MANAGEMENT COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended December 31, 2023 and December 31, 2022:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Arturas Saladzius President, Treasurer, Secretary and Director	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Sna Ny Former President	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Mr. Saladzius currently devotes approximately thirty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of December 31, 2023, by:

-	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;
-	each of our directors;
-	each of our named executive officers; and
-	all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Arturas Saladzius Gedimino Pr. 48 – 26, Vilnius, Lithuania 01110	3,000,000 shares of common stock	72%

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or dispositive power as well as any shares that the individual has the right to acquire within 60 days of the date through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock held by that person. The percentage of shares beneficially owned is computed on the basis of 4,161,425 shares of our common stock outstanding as of the date of this annual report.

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

Item 13. Certain Relationships and Related Transactions.

For the year ended December 31, 2023 and 2022, the President of the Company advanced $32,128 and $8,640 to the Company for operating expenses, respectively. As of December 31, 2023, the related party loan balance was $55,045.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our independent auditors for professional services rendered related to the fiscal years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees	$8,500	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,500	$-

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

GO GO BUYERS

Date: June 12, 2024	By:	/s/ Arturas Saladzius
Name: Arturas Saladzius Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)