Form 10-Q
period 2024-03-31
Go Go Buyers, Inc.
filed 2024-06-20
CIK 1842563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,161,425 common shares issued and outstanding as of June 20, 2024.

GO GO BUYERS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2024

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

GO GO BUYERS, INC.

BALANCE SHEETS

	March 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$600	$9,900
Prepaid Expenses	22,009	29,029
Total Current Assets	22,609	38,929

Intangibles Assets, Net	67,110	74,370

Total Assets	$89,719	$113,299

LIABILITIES AND STOCKHOLDERS’EQUITY/ DEFICIT
Liabilities
Accounts Payable	$-	$46,902
Deferred Revenue	683	1,165
Loan from Director	93,358	55,045
Total Liabilities	94,041	103,112

Commitments and Contingencies

Stockholders’ Equity/Deficit
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,161,425 and 4,161,425 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	4,161	4,161
Additional Paid in Capital	28,156	28,156
Accumulated Deficit	(36,639)	(22,130)
Total Stockholders’ Equity	(4,322)	10,187

Total Liabilities and Stockholders’ Equity	$89,719	$113,299

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS, INC.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023

REVENUE:
Sales	$2,952	$1,480

OPERATING EXPENSES
Amortization Expense	7,260	-
General and Administrative Expenses	7,679	429
Professional Fees	2,522	7,042
TOTAL OPERATING EXPENSES	17,461	7,471

NET LOSS FROM OPERATIONS	(14,509)	(5,991)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(14,509)	$(5,991)

Net Loss Per Common Share - Basic	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic	4,161,425	4,131,377

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	4,045,069	$4,045	$25,654	$(20,658)	$9,041

Common Stock Issued for Cash	116,356	116	2,502	-	2,618
Net Loss for the period ended	-	-	-	(5,991)	(5,991)

Balance, March 31, 2023	4,161,425	$4,161	$28,156	$(26,649)	$5,668

Balance, December 31, 2023	4,161,425	$4,161	$28,156	$(22,130)	$10,187

Net Loss for the period ended	-	-	-	(14,509)	(14,509)

Balance, March 31, 2024	4,161,425	$4,161	$28,156	$(36,639)	$(4,322)

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS, INC.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,509)	$(5,991)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Accumulated Amortization	7,260	-
Accounts Payable	(46,902)	(3,018)
Deferred Revenue	(482)	-
Prepaid Expenses	7,020	451
NET CASH USED IN OPERATING ACTIVITIES	(47,613)	(8,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	-	(18,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Issuance of Common Stock	-	2,618
Loan from Director	38,313	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,313	2,618

NET CHANGE IN CASH	(9,300)	(23,940)

Cash, Beginning of Period	9,900	24,565

Cash, End of Period	$600	$625

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2024

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $2,952 revenues for the three months ended March 31, 2024. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GO GO BUYERS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2024

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

March 31, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and 2023.

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

Weighted average shares were reduced for the effect of an aggregate of 4,161,425 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

March 31, 2024

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

March 31, 2024

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

NOTE 4 – INTANGIBLE ASSETS

The Company had the following intangible assets as of March 31, 2024:

For the period from inception (January 10, 2019) to March 31, 2024
Balance as of January 10, 2019 (date of inception)	$-

API acquisition	18,000
Website developments cost	27,000
Software developments cost	42,120
Amortization expense	(20,010)

Balance as of March 31, 2024	$67,110

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On October 25, 2019, the Company issued a total of 3,000,000 shares of restricted common stock to our President, Treasurer, Secretary and Director in consideration of $3,000.

Loan Agreement – Related Party

The Company’s sole director and founder has loaned to the Company $93,358 and $55,045 as of March 31, 2024 and December 31, 2023, respectively.

On October 25, 2020, the Company entered into a Verbal Agreement with its President, pursuant to which he agreed to provide financing to the Company with total amount not exceeding $50,000. The loan is to be used for a portion of the expenses of this offering. This loan is non-interest bearing and does not have a due date.

GO GO BUYERS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2024

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company may be a subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

NOTE 7 – INCOME TAXES

As of March 31, 2024, the Company had net operating loss carry forwards of approximately $36,639 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2024 was approximately $7,694. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2024. All tax years since inception remain open for examination by taxing authorities.

GO GO BUYERS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2024

Components of deferred tax assets are as follows:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$36,639	$22,130
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	7,694	4,647
Less: Valuation Allowance	(7,694)	(4,647)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of March 31, 2024, the Company issued 4,161,425 common shares to its President and shareholders for $29,131.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2024 and 2023:

Revenues

We have generated $2,952 and $1,480 in revenues for the three months ended March 31, 2024 and 2023, respectively.

Operating expenses

Total operating expenses for the three-month period ended March 31, 2024 were $17,461 compared to $7,471 for the three-month period ended March 31, 2023. The operating expenses for the three months ended March 31, 2024 and 2023 included Amortization Expense of $7,260 and $0; General and Administrative expenses of $7,679 and $429; and Professional Fees of $2,522 and $7,042, respectively. Increase in total operating expenses was primarily due to the increase in amortization expense and general and administrative expenses. Increase in general and administrative expenses was primarily due to server rental.

Net Losses

Our net loss for the three-month period ended March 31, 2024 and 2023, was $14,509 and $5,991 respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities for the three months ended March 31, 2024, consisted of a net loss of $14,509, accumulated amortization of $7,260, accounts payable of $(46,902), deferred revenue of $(482) and prepaid expenses of $7,020. Net cash flows used in operating activities for the three months ended March 31, 2023, consisted of a net loss of $5,991, accounts payable of $(3,018) and prepaid expenses of $451.

During the three months ended March 31, 2024 and 2023, the Company generated $0 and $18,000 of cash in investing activities, respectively.

During the three months ended March 31, 2024 and 2023, the Company generated $38,313 and $2,618 of cash in financing activities.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending March 31, 2024, there were no pending or threatened legal actions against us.

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

GO GO BUYERS, INC.

Date: June 20, 2024	By:	/s/ Arturas Saladzius
Arturas Saladzius President, treasurer, secretary and director (Principal Executive, Financial and Accounting Officer)