Form 10-Q
period 2024-09-30
Go Go Buyers, Inc.
filed 2024-11-08
CIK 1842563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Sectioded transition period for complying with any new or revised financial accounting sn 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,161,425 common shares issued and outstanding as of November 8, 2024.

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

GO GO BUYERS

BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)

ASSETS
Current Assets
Cash	$866	$9,900
Accounts Receivable	7,000	-
Prepaid Expenses	16,295	29,029
Total Current Assets	24,161	38,929

Intangibles Assets, Net	64,590	74,370

Total Assets	$88,751	$113,299

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Accounts Payable	$13,800	$46,902
Deferred Revenue	4,180	1,165
Loan from Director	93,358	55,045
Total Liabilities	111,338	103,112

Commitments and Contingencies

Stockholders’ Equity/(Deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,161,425 and 4,161,425 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	4,161	4,161
Additional Paid in Capital	28,156	28,156
Accumulated Deficit	(54,904)	(22,130)
Total Stockholders’ Equity/(Deficit)	(22,587)	10,187

Total Liabilities and Stockholders’ Equity/(Deficit)	$88,751	$113,299

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023

REVENUE:
Sales	$14,752	$7,910	$36,021	$19,584

OPERATING EXPENSES
Amortization Expense	7,260	4,250	21,780	8,500
General and Administrative Expenses	16,287	538	31,449	1,504
Professional Fees	2,022	21	15,566	10,177
TOTAL OPERATING EXPENSES	25,569	4,809	68,795	20,181

NET INCOME /(LOSS) FROM OPERATIONS	(10,817)	3,101	(32,774)	(597)

PROVISION FOR INCOME TAX	-	-	-	-

NET INCOME /(LOSS)	$(10,817)	$3,101	$(32,774)	$(597)

Net Loss Per Common Share - Basic	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic	4,161,425	4,161,425	4,161,425	4,151,483

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	4,045,069	$4,045	$25,654	$(20,658)	$9,041

Common Stock Issued for Cash	116,356	116	2,502	-	2,618
Net Loss for the period ended March 31, 2023	-	-	-	(5,991)	(5,991)

Balance, March 31, 2023	4,161,425	4,161	28,156	(26,649)	5,668

Net Income for the period ended June 30, 2023	-	-	-	2,293	2,293

Balance, June 30, 2023	4,161,425	$4,161	$28,156	$(24,356)	$7,961

Net Income for the period ended September 30, 2023	-	-	-	3,101	3,101

Balance, September 30, 2023	4,161,425	$4,161	$28,156	$(21,255)	$11,062

Balance, December 31, 2023	4,161,425	$4,161	$28,156	$(22,130)	$10,187

Net Loss for the period ended March 31, 2024	-	-	-	(14,509)	(14,509)

Balance, March 31, 2024	4,161,425	$4,161	$28,156	$(36,639)	$(4,322)

Net Loss for the period ended June 30, 2024	-	-	-	(7,448)	(7,448)

Balance, June 30, 2024	4,161,425	$4,161	$28,156	$(44,087)	$(11,770)

Net Loss for the period ended September 30, 2024	-	-	-	(10,817)	(10,817)

Balance, September 30, 2024	4,161,425	$4,161	$28,156	$(54,904)	$(22,587)

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	Nine months ended September 30, 2024	Nine months ended September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(32,774)	$(597)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Accumulated Amortization	21,780	8,500
Accounts Receivable	(7,000)	(7,910)
Accounts Payable	(33,102)	(11,018)
Deferred Revenue	3,015	-
Prepaid Expenses	12,734	1,083
NET CASH USED IN OPERATING ACTIVITIES	(35,347)	(9,942)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	(12,000)	(18,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,000)	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Issuance of Common Stock	-	2,618
Loan from Director	38,313	759
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,313	3,377

NET CHANGE IN CASH	(9,034)	(24,565)

Cash, Beginning of Period	9,900	24,565

Cash, End of Period	$866	$-

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2024

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Go Go Buyers (the "Company") was established in Nevada on January 10, 2019. The Company specializes in two API integration services: API Flights and API Hotels, offering real-time flight price tracking, and hotel price comparison through artificial intelligence. In September 2024, we introduced the Flight Calculator API, a powerful tool that enables developers to calculate distances and flight times between any two airports worldwide in real-time.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $36,021 revenues for the nine months ended September 30, 2024. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2024

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and 2023.

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

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2024

Weighted average shares were reduced for the effect of an aggregate of 4,161,425 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2024

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

NOTE 4 – INTANGIBLE ASSETS

The Company had the following intangible assets as of September 30, 2024:

For the period from inception (January 10, 2019) to September 30, 2024
Balance as of January 10, 2019 (date of inception)	$-

API acquisition	30,000
Website developments cost	27,000
Software developments cost	42,120
Amortization expense	(34,530)

Balance as of September 30, 2024	$64,590

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On October 25, 2019, the Company issued a total of 3,000,000 shares of restricted common stock to our President, Treasurer, Secretary and Director in consideration of $3,000.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2024

Loan Agreement – Related Party

The Company’s sole director and founder has loaned to the Company $93,358 and $55,045 as of September 30, 2024 and December 31, 2023, respectively.

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

NOTE 7 – INCOME TAXES

As of September 30, 2024, the Company had net operating loss carry forwards of approximately $54,904 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at September 30, 2024 was approximately $11,530. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2024. All tax years since inception remain open for examination by taxing authorities.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2024

Components of deferred tax assets are as follows:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$54,904	$22,130
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	11,530	4,647
Less: Valuation Allowance	(11,530)	(4,647)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of September 30, 2024, the Company issued 4,161,425 common shares to its President and shareholders for $29,131.

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

Our ongoing development efforts focus on enhancing user communication and platform usability. In September 2024, we introduced the Flight Calculator API, a powerful tool for calculating air distances and flight times between any airports worldwide. This innovative solution empowers travelers, businesses, and aviation professionals to plan journeys with precision and optimize routes for efficiency. With Flight Calculator, users can make informed decisions and streamline travel planning processes effortlessly. The Flight Calculator API is accessible through our website https://api.gogobuyers.com/demo.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2024 and 2023:

Revenues

We have generated $14,752 and $7,910 in revenues for the three months ended September 30, 2024 and 2023, respectively.

Operating expenses

Total operating expenses for the three-month period ended September 30, 2024 were $25,569 compared to $4,809 for the three-month period ended September 30, 2023. The operating expenses for the three months ended September 30, 2024 and 2023 included Amortization Expense of $7,260 and $4,250; General and Administrative expenses of $16,287 and $538; and Professional Fees of $2,022 and $21, respectively.

Increase in total operating expenses was primarily due to the increase in amortization expense and general and administrative expenses. Increase in general and administrative expenses was primarily due to server rental and marketing expenses.

Net Losses

Our net income (loss) for the three-month period ended September 30, 2024 and 2023, was $(10,817) and $3,101 respectively.

For the Nine Months Ended September 30, 2024 and 2023:

Revenues

We have generated $36,021 and $19,584 in revenues for the nine months ended September 30, 2024 and 2023, respectively.

Operating expenses

Total operating expenses for the nine-month period ended September 30, 2024 were $68,795 compared to $20,181 for the nine-month period ended September 30, 2023. The operating expenses for the nine months ended September 30, 2024 and 2023 included Amortization Expense of $21,780 and $8,500; General and Administrative expenses of $31,449 and $1,504; and Professional Fees of $15,566 and $10,177, respectively.

Increase in total operating expenses was primarily due to the increase in amortization expense and general and administrative expenses. Increase in general and administrative expenses was primarily due to server rental and marketing expenses.

Net Losses

Our net loss for the nine-month period ended September 30, 2024 and 2023, was $32,774 and $597 respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities for the nine months ended September 30, 2024, consisted of a net loss of $32,774, accumulated amortization of $21,780, accounts receivable of $(7,000), prepaid expenses of $12,734, accounts payable of $(33,102) and deferred revenue of $3,015. Net cash flows used in operating activities for the nine months ended September 30, 2023, consisted of a net loss of $597, accumulated amortization of $8,500, prepaid expenses of $1,083, accounts receivable of $(7,910) and accounts payable of $(11,018).

During the nine months ended September 30, 2024 and 2023, the Company generated $12,000 and $18,000 of cash in investing activities, respectively.

During the nine months ended September 30, 2024 and 2023, the Company generated $38,313 and $3,377 of cash in financing activities.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending September 30, 2024, there were no pending or threatened legal actions against us.

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

GO GO BUYERS

Date: November 8, 2024	By:	/s/ Arturas Saladzius
Arturas Saladzius President, treasurer, secretary and director (Principal Executive, Financial and Accounting Officer)