Form 10-K
period 2024-12-31
Go Go Buyers, Inc.
filed 2025-03-31
CIK 1842563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-256118

GO GO BUYERS, INC.

(Exact name of registrant as specified in its charter)

NV	36-4919249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive Las Vegas, NV, 89108 +1530-5394950 paramount@gogobuyers.com
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ]       No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]       No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]       No [X]

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of December 31, 2024, was approximately 0 common shares issued and outstanding.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,161,425 common shares issued and outstanding as of March 28, 2025.

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

DESCRIPTION OF BUSINESS

Overview

Go Go Buyers (“Company”) specializes in two API integration services: API Flights and API Hotels. API Flights provides users with real-time flight price tracking from various suppliers, along with comprehensive airport schedule data and flight tracking features. API Hotels utilizes artificial intelligence to generate and compare hotel prices from a wide range of suppliers. Both services are accessible through our website https://gogobuyers.com/.

In addition to our API services, we operate a forum where users can connect to place orders, make requests, and engage with travelers. Users can select a traveler from a list of countries to initiate a chat and arrange for item delivery. This platform aims to facilitate global connections and assist users in transporting items between locations.

We expanded our product offerings with the Flight Calculator API, a tool for calculating air distances and flight times between any airports worldwide. This innovative solution empowers travelers, businesses, and aviation professionals to plan journeys with precision and optimize routes for efficiency. With Flight Calculator, users can make informed decisions and streamline travel planning processes effortlessly. The Flight Calculator API is accessible through our website https://api.gogobuyers.com/demo.

The mailing address of the Company is at 5348 Vegas Drive, Las Vegas, NV 89108. Our telephone number is +15305394950.

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

The Flight Calculator allows for 100,000 API requests per month based on the subscription plan. It enables the calculation of distances and flight durations between any two airports globally, leveraging up-to-date information to ensure accurate and reliable results. The API is designed for easy integration into any system or application, with comprehensive documentation and support available.

Clients

Our platform is designed to attract a diverse clientele, including both small businesses and individual users. Developing businesses may find our platform attractive for accessing their target audience. Individuals can conveniently search for cost-effective delivery options due to our online service. Additionally, we foresee increased competition in the industry as rival companies monitor each other, leading to better offers for our clients.

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

Item 1C. Cybersecurity.

None.

Item 2.  Properties.

None.

Item 3.  Legal Proceedings.

None.

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

As of December 31, 2024 and 2023, no shares of our common stock are traded.

Number of Holders

As of December 31, 2024 and 2023, the 4,161,425 issued and outstanding shares of common stock were held by a total of 31 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2024 and 2023.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. [Reserved]

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

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2024, compared to December 31, 2023:

Revenues

For the years ended December 31, 2024 and 2023, we have generated $40,723 and $28,319 in revenues, respectively. Increase in revenue was driven by the overall growth in the Company's business activity.

Operating expenses

Total operating expenses for the year ended December 31, 2024 were $95,748 compared to $29,791 for the year ended December 31, 2023. The operating expenses for the year ended December 31, 2024 and 2023 included Amortization Expense of $30,040 and $12,750; General and Administrative expenses of $47,894 and $6,842; and Professional Fees of $17,814 and $10,199, respectively.

Increase in total operating expenses was primarily due to the increase in amortization expense and general and administrative expenses. Increase in general and administrative expenses was primarily due to server rental and marketing expenses.

Net Losses

Our net loss for the years ended December 31, 2024 and 2023, was $55,025 and $1,472 respectively.

Liquidity and Capital Resources

As of December 31, 2024, our total assets were $56,556 comprised of cash $226 and intangible assets $56,330. Our total liabilities were $101,394 comprised of deferred revenue of $1,978 and loan from director of $99,416.

Shareholders’ equity/(deficit) has decreased from $10,187 as of December 31, 2023 to $(44,838) as of December 31, 2024.

Net cash flows used in operating activities for the year ended December 31, 2024, consisted of a net loss of $55,025, accumulated amortization of $30,040, accounts payable of $(46,902), deferred revenue $813 and prepaid expenses of $29,029. Net cash flows used in operating activities for the year ended December 31, 2023, consisted of a net loss of $1,472, accumulated amortization of $12,750, accounts payable of $19,902, deferred revenue $1,165 and prepaid expenses of $(27,636).

During the years ended December 31, 2024 and 2023, the Company generated $12,000 and $54,120 of cash in investing activities, respectively.

During the years ended December 31, 2024 and 2023, the Company generated $44,371 and $34,746 of cash in financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

GO GO BUYERS

FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Go Go Buyers, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Go Go Buyers, Inc. as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $(55,025) and an accumulated deficit of $(77,155). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the Company has significant operating losses and working capital deficiency. Furthermore, the company have limited revenue insufficient to cover operating cost. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officer, and management of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

 /S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

March 26, 2025

GO GO BUYERS

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$226	$9,900
Prepaid Expenses	-	29,029
Total Current Assets	226	38,929

Intangibles Assets, Net	56,330	74,370

Total Assets	$56,556	$113,299

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Accounts Payable	$-	$46,902
Deferred Revenue	1,978	1,165
Loan from Director	99,416	55,045
Total Liabilities	101,394	103,112

Commitments and Contingencies

Stockholders’ Equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,161,425 and 4,161,425 shares issued and outstanding as of December 31, 2024 and 2023, respectively	4,161	4,161
Additional Paid in Capital	28,156	28,156
Accumulated Deficit	(77,155)	(22,130)
Total Stockholders’ Equity/(Deficit)	(44,838)	10,187

Total Liabilities and Stockholders’ Equity/(Deficit)	$56,556	$113,299

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS

STATEMENTS OF OPERATIONS

For the years ended December 31, 2024 and 2023

	Year ended December 31, 2024	Year ended December 31, 2023

REVENUE:
Sales	$40,723	$28,319

OPERATING EXPENSES
Amortization Expense	30,040	12,750
General and Administrative Expenses	47,894	6,842
Professional Fees	17,814	10,199
TOTAL OPERATING EXPENSES	95,748	29,791

NET INCOME /(LOSS) FROM OPERATIONS	(55,025)	(1,472)

PROVISION FOR INCOME TAX

NET INCOME /(LOSS)	$(55,025)	$(1,472)

Net Loss Per Common Share - Basic	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic	4,154,016	4,154,016

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the years ended December 31, 2024 and 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Shares	Amount
Balance, December 31, 2022	4,045,069	$4,045	$25,654	$(20,658)	$9,041

Common Stock Issued for Cash	116,356	116	2,502	-	2,618
Net Loss for the year	-	-	-	(1,472)	(1,472)

Balance, December 31, 2023	4,161,425	$4,161	$28,156	$(22,130)	$10,187

Net Loss for the year	-	-	-	(55,025)	(55,025)

Balance, December 31, 2024	4,161,425	$4,161	$28,156	$(77,155)	$(44,838)

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024 and 2023

	Year ended December 31, 2024	Year ended December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(55,025)	$(1,472)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Accumulated Amortization	30,040	12,750
Accounts Payable	(46,902)	19,902
Deferred Revenue	813	1,165
Prepaid Expenses	29,029	(27,636)
NET CASH USED IN OPERATING ACTIVITIES	(42,045)	4,709

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	(12,000)	(54,120)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,000)	(54,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Issuance of Common Stock	-	2,618
Loan from Director	44,371	32,128
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,371	34,746

NET CHANGE IN CASH	(9,674)	(14,665)

Cash, Beginning of Period	9,900	24,565

Cash, End of Period	$226	$9,900

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2024

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Go Go Buyers (the "Company") was established in Nevada on January 10, 2019. The Company specializes in two API integration services: API Flights and API Hotels, offering real-time flight price tracking, and hotel price comparison through artificial intelligence. We also offer the Flight Calculator API, a powerful tool that enables developers to calculate distances and flight times between any two airports worldwide in real-time.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $40,723 revenues for the year ended December 31, 2024 and the accumulated deficit was $77,155 as of December 31, 2024. The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GO GO BUYERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

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

GO GO BUYERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2024

Weighted average shares were reduced for the effect of an aggregate of 4,154,016 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

GO GO BUYERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2024

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 4 – INTANGIBLE ASSETS

The Company had the following intangible assets as of December 31, 2024:

For the period from inception (January 10, 2019) to December 31, 2024
Balance as of January 10, 2019 (date of inception)	$-

API acquisition	30,000
Website developments cost	27,000
Software developments cost	42,120
Amortization expense	(42,790)

Balance as of December 31, 2024	$56,330

GO GO BUYERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2024

NOTE 5 – RELATED PARTY TRANSACTIONS

On October 25, 2019, the Company issued a total of 3,000,000 shares of restricted common stock to our President, Treasurer, Secretary and Director in consideration of $3,000.

Loan Agreement – Related Party

The Company’s sole director has loaned to the Company $99,416 and $55,045 as of December 31, 2024 and December 31, 2023, respectively.

On November 2, 2022, the Company entered into a Loan Agreement with Arturas Saladzius, its sole director, for the amount of $60,000.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company may be a subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

NOTE 7 – INCOME TAXES

As of December 31, 2024, the Company had net operating loss carry forwards of approximately $77,155 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2024 was approximately $16,203. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2024. All tax years since inception remain open for examination by taxing authorities.

GO GO BUYERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2024

Components of deferred tax assets are as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$77,155	$22,130
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	16,203	4,647
Less: Valuation Allowance	(16,203)	(4,647)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of December 31, 2024, the Company issued 4,161,425 common shares to its President and shareholders for $29,131.

Warrants — The Company does not have and does not plan on issuing warrants under this prospectus.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those described below.

On February 27, 2025, the board of directors elected Silvija Barkauskiene to serve as an independent director of GO GO BUYERS. Silvija Barkauskiene is an independent director with no material relationships with the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2024. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has no employees and only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.

2.	The Company lacks appropriate information technology controls – As of December 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

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

An evaluation was conducted under the supervision and with the participation of our management at the time of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Arturas Saladzius	65	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Arturas Saladzius has served as the Company’s President, Treasurer, Director and Secretary since November 2, 2022.

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

Mr. Saladzius holds a Master's degree in International Maritime Law from M. Romeris University Faculty of Law.

Sna Ny served as the Company's President, Treasurer, Director, and Secretary from January 10, 2019, to November 2, 2022. Sna Ny continued to serve as Director until December 13, 2022.

During the past ten years, Mr. Saladzius has not been the subject to any of the following events:

  Any bankruptcy petition filed by or against any business of which Mr. Saladzius was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;
  An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Saladzius’s involvement in any type of business, securities or banking activities;
  Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;
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

Item 11. Executive Compensation.

MANAGEMENT COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended December 31, 2024 and December 31, 2023:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Arturas Saladzius President, Treasurer, Secretary and Director	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of December 31, 2024, by:

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

Item 13. Certain Relationships and Related Transactions.

For the years ended December 31, 2024 and 2023, the President of the Company advanced $44,371 and $32,128 to the Company for operating expenses, respectively. As of December 31, 2024, the related party loan balance was $99,416.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our independent auditors for professional services rendered related to the fiscal years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees	$17,500	$8,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$17,500	$8,500

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

Item 15. Exhibits and Financial Statement Schedules.

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

GO GO BUYERS

Date: March 31, 2025	By:	/s/ Arturas Saladzius
Name: Arturas Saladzius Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)