Form 10-Q
period 2025-03-31
Go Go Buyers, Inc.
filed 2025-05-06
CIK 1842563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-256118

GO GO BUYERS, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-4919249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive Las Vegas, NV, 89108 +1530-5394950 paramount@gogobuyers.com
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,161,425 common shares issued and outstanding as of May 5, 2025.

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

GO GO BUYERS

BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)

ASSETS
Current Assets
Cash	$3,031	$226
Prepaid Expenses	43,268	-
Total Current Assets	46,299	226

Intangibles Assets, Net	84,896	56,330

Total Assets	$131,195	$56,556

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Accounts Payable	$2,805	$-
Deferred Revenue	7,684	1,978
Loan from Director	165,522	99,416
Total Liabilities	176,011	101,394

Commitments and Contingencies

Stockholders’ Equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,161,425 and 4,161,425 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4,161	4,161
Additional Paid in Capital	28,156	28,156
Accumulated Deficit	(77,133)	(77,155)
Total Stockholders’ Equity/(Deficit)	(44,816)	(44,838)

Total Liabilities and Stockholders’ Equity/(Deficit)	$131,195	$56,556

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024

REVENUE:
Sales	$21,264	$2,952

OPERATING EXPENSES
Amortization Expense	8,434	7,260
General and Administrative Expenses	4,081	7,679
Professional Fees	8,727	2,522
TOTAL OPERATING EXPENSES	21,242	17,461

NET INCOME /(LOSS) FROM OPERATIONS	22	(14,509)

PROVISION FOR INCOME TAX

NET INCOME /(LOSS)	$22	$(14,509)

Net Loss Per Common Share - Basic	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic	4,161,425	4,161,425

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	4,161,425	$4,161	$28,156	$(22,130)	$10,187

Net Loss for the period ended March 31, 2024	-	-	-	(14,509)	(14,509)

Balance, March 31, 2024	4,161,425	$4,161	$28,156	$(36,639)	$(4,322)

Balance, December 31, 2024	4,161,425	$4,161	$28,156	$(77,155)	$(44,838)

Net Income for the period ended March 31, 2025	-	-	-	22	22

Balance, March 31, 2025	4,161,425	$4,161	$28,156	$(77,133)	$(44,816)

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$22	$(14,509)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Accumulated Amortization	8,434	7,260
Prepaid Expenses	(43,268)	7,020
Accounts Payable	2,805	(46,902)
Deferred Revenue	5,706	(482)
NET CASH USED IN OPERATING ACTIVITIES	(26,301)	(47,613)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	(37,000)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(37,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	66,106	38,313
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,106	38,313

NET CHANGE IN CASH	2,805	(9,300)

Cash, Beginning of Period	226	9,900

Cash, End of Period	$3,031	$600

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2025

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $21,264 revenues for the three months ended March 31, 2025. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

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

Weighted average shares were reduced for the effect of an aggregate of 4,161,425 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2025

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2025

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

NOTE 4 – INTANGIBLE ASSETS

The Company had the following intangible assets as of March 31, 2025:

For the period from inception (January 10, 2019) to March 31, 2025
Balance as of January 10, 2019 (date of inception)	$-

API acquisition	71,120
Website developments cost	20,000
Software developments cost	45,000
Amortization expense	(51,224)

Balance as of March 31, 2025	$84,896

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On October 25, 2019, the Company issued a total of 3,000,000 shares of restricted common stock to our President, Treasurer, Secretary and Director in consideration of $3,000.

Loan Agreement – Related Party

The Company’s director has loaned to the Company $165,522 and $99,416 as of March 31, 2025 and December 31, 2024, respectively.

These loans originated with the Company's former sole director and founder through verbal agreements in October 2019 ($50,000) and October 2020 ($50,000), and a subsequent written loan agreement in March 2022 ($60,000) with an initial one-year term, later extended to five years.

On November 2, 2022, these loan obligations were transferred to Arturas Saladzius, the Company's current director, via an amendment to the loan agreements. Subsequently, on March 3, 2025, the principal amount of the loan was further increased to $250,000 through another amendment.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2025

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company may be a subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

NOTE 7 – INCOME TAXES

As of March 31, 2025, the Company had net operating loss carry forwards of approximately $77,133 that may be available to reduce future years’ taxable income in varying amounts through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance as of March 31, 2025 was approximately $16,198. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2025. All tax years since inception remain open for examination by taxing authorities.

Components of deferred tax assets are as follows:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$77,133	$77,155
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	16,198	16,203
Less: Valuation Allowance	(16,198)	(16,203)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of March 31, 2025, the Company issued 4,161,425 common shares to its President and shareholders for $29,131.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2025

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Employees

Go Go Buyers has no employees other than our President and Director Arturas Saladzius, and Independent Director Silvija Barkauskiene.

Results of Operations

For the Three Months Ended March 31, 2025 and 2024:

Revenues

We have generated $21,264 and $2,952 in revenues for the three months ended March 31, 2025 and 2024, respectively. Increase in revenue was driven by the overall growth in the Company's business activity.

Operating expenses

Total operating expenses for the three-month period ended March 31, 2025 were $21,242 compared to $17,461 for the three-month period ended March 31, 2024. The operating expenses for the three months ended March 31, 2025 and 2024 included Amortization Expense of $8,434 and $7,260; General and Administrative expenses of $4,081 and $7,679; and Professional Fees of $8,727 and $2,522, respectively. Increase in total operating expenses was primarily due to the increase in amortization expense and professional fees.

Net Losses

Our net income (loss) for the three-month period ended March 31, 2025 and 2024, was $22 and $(14,509) respectively.

Liquidity and Capital Resources

As of March 31, 2025, our total assets were $131,195 comprised of cash of $3,031, prepaid expenses of $43,268 and intangible assets of $84,896. Our total liabilities were $176,011 comprised of accounts payable of $2,805, deferred revenue of $7,684 and loan from director of $165,522.

As of December 31, 2024, our total assets were $56,556 comprised of cash of $226 and intangible assets of $56,330. Our total liabilities were $101,394 comprised of deferred revenue of $1,978 and loan from director of $99,416.

Shareholders’ equity/(deficit) has decreased from $(44,838) as of December 31, 2024 to $(44,816) as of March 31, 2025.

Net cash flows used in operating activities for the three months ended March 31, 2025, consisted of a net income of $22, accumulated amortization of $8,434, prepaid expenses of $(43,268), accounts payable of $2,805 and deferred revenue of $5,706. Net cash flows used in operating activities for the three months ended March 31, 2024, consisted of a net loss of $14,509, accumulated amortization of $7,260, prepaid expenses of $7,020, accounts payable of $(46,902) and deferred revenue of $(482).

During the three months ended March 31, 2025 and 2024, the Company generated $37,000 and $0 of cash in investing activities, respectively.

During the three months ended March 31, 2025 and 2024, the Company generated $66,106 and $38,313 of cash in financing activities.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending March 31, 2025, there were no pending or threatened legal actions against us.

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

GO GO BUYERS, INC.

Date: May 6, 2025	By:	/s/ Arturas Saladzius
Name: Arturas Saladzius Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)