Form 10-Q
period 2025-06-30
Go Go Buyers, Inc.
filed 2025-08-13
CIK 1842563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,161,425 common shares issued and outstanding as of August 13, 2025.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying interim financial statements of GO GO BUYERS (the “Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

GO GO BUYERS

BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024 (Audited)

ASSETS
Current Assets
Cash	$7,749	$226
Prepaid Expenses	31,707	-
Total Current Assets	39,456	226

Intangibles Assets, Net	100,676	56,330

Total Assets	$140,132	$56,556

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Accounts Payable	$34,875	$-
Deferred Revenue	4,417	1,978
Loan from Director	169,022	99,416
Total Liabilities	208,314	101,394

Commitments and Contingencies

Stockholders’ Equity/(Deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,161,425 and 4,161,425 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4,161	4,161
Additional Paid in Capital	28,156	28,156
Accumulated Deficit	(100,499)	(77,155)
Total Stockholders’ Equity/(Deficit)	(68,182)	(44,838)

Total Liabilities and Stockholders’ Equity/(Deficit)	$140,132	$56,556

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024

REVENUE:
Sales	$17,142	$18,317	$38,406	$21,269

OPERATING EXPENSES
Amortization Expense	11,520	7,260	19,954	14,520
General and Administrative Expenses	7,200	7,483	11,281	15,162
Professional Fees	21,788	11,022	30,515	13,544
TOTAL OPERATING EXPENSES	40,508	25,765	61,750	43,226

NET INCOME /(LOSS) FROM OPERATIONS	(23,366)	(7,448)	(23,344)	(21,957)

PROVISION FOR INCOME TAX	-	-	-	-

NET INCOME /(LOSS)	$(23,366)	$(7,448)	$(23,344)	$(21,957)

Net Loss Per Common Share - Basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic	4,161,425	4,161,425	4,161,425	4,161,425

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	4,161,425	$4,161	$28,156	$(22,130)	$10,187

Net Loss for the period ended March 31, 2024	-	-	-	(14,509)	(14,509)

Balance, March 31, 2024	4,161,425	$4,161	$28,156	$(36,639)	$(4,322)

Net Loss for the period ended June 30, 2024	-	-	-	(7,448)	(7,448)

Balance, June 30, 2024	4,161,425	$4,161	$28,156	$(44,087)	$(11,770)

Balance, December 31, 2024	4,161,425	$4,161	$28,156	$(77,155)	$(44,838)

Net Income for the period ended March 31, 2025	-	-	-	22	22

Balance, March 31, 2025	4,161,425	$4,161	$28,156	$(77,133)	$(44,816)

Net Loss for the period ended June 30, 2025	-	-	-	(23,366)	(23,366)

Balance, June 30, 2025	4,161,425	$4,161	$28,156	$(100,499)	$(68,182)

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2025 and 2024

(Unaudited)

	Six months ended June 30, 2025	Six months ended June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(23,344)	$(21,957)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Accumulated Amortization	19,954	14,520
Prepaid Expenses	(31,707)	(3,560)
Accounts Payable	34,875	(45,102)
Deferred Revenue	2,439	8,517
NET CASH USED IN OPERATING ACTIVITIES	2,217	(47,582)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	(64,300)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(64,300)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	69,606	38,313
NET CASH PROVIDED BY FINANCING ACTIVITIES	69,606	38,313

NET CHANGE IN CASH	7,523	(9,269)

Cash, Beginning of Period	226	9,900

Cash, End of Period	$7,749	$631

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2025

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Go Go Buyers was established in Nevada on January 10, 2019. The Company specializes in two API integration services: API Flights and API Hotels, offering real-time flight price tracking, and hotel price comparison through artificial intelligence. We also offer the Flight Calculator API, a powerful tool that enables developers to calculate distances and flight times between any two airports worldwide in real-time.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $38,406 revenues for the six months ended June 30, 2025. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The Company’s year-end is December 31.

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

June 30, 2025

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

Intangible Assets

The Company follows the provisions of the Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”. Definite-lived intangible assets represent developed technology, non-compete agreements, customer related intangible assets, patents, trademark and trade names and are amortized over their estimated useful lives, generally on a straight-line basis. Indefinite lived intangible assets relate to domain names owned by the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

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

Weighted average shares were reduced for the effect of an aggregate of 4,161,425 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2025

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

The Company generates revenue through the rent of the application programming interface (“API”). Revenue is recognized at the point in time when the customer obtains control of the good or service through the Company satisfying a performance obligation by transferring the promised good or service to the customer.

The Company generally collects payment from customers prior the service is provided. When deposits are collected before services are performed the Company recognizes deferred revenue until the services are provided.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2025

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

NOTE 4 – INTANGIBLE ASSETS

The Company had the following intangible assets as of June 30, 2025:

For the period from inception (January 10, 2019) to June 30, 2025
Balance as of January 10, 2019 (date of inception)	$-

API acquisition	71,120
Databases	27,300
Software developments cost	45,000
Website developments cost	20,000
Amortization expense	(62,744)

Balance as of June 30, 2025	$100,676

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On October 25, 2019, the Company issued a total of 3,000,000 shares of restricted common stock to our President, Treasurer, Secretary and Director in consideration of $3,000.

Loan Agreement – Related Party

The Company’s director has loaned to the Company $169,022 and $99,416 as of June 30, 2025 and December 31, 2024, respectively.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2025

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

NOTE 7- INCOME TAXES

As of June 30, 2025, the Company had net operating loss carry forwards of approximately $100,499 that may be available to reduce future years’ taxable income in varying amounts through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance as of June 30, 2025 was approximately $21,105. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2025. All tax years since inception remain open for examination by taxing authorities.

Components of deferred tax assets are as follows:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$100,499	$77,155
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	21,105	16,203
Less: Valuation Allowance	(21,105)	(16,203)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2025

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of June 30, 2025, the Company issued 4,161,425 common shares to its President and shareholders for $32,317.

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

Employees

Go Go Buyers has no employees other than our President and Director Arturas Saladzius, and Independent Director Silvija Barkauskiene.

Results of Operations

For the Three Months Ended June 30, 2025 and 2024:

Revenues

We have generated $17,142 and $18,317 in revenues for the three months ended June 30, 2025 and 2024, respectively. This represents a decrease of $1,175, or approximately 6.4%. Overall, revenue was essentially flat year-over-year.

Operating expenses

Total operating expenses for the three-month period ended June 30, 2025 were $40,508 compared to $25,765 for the three-month period ended June 30, 2024. The operating expenses for the three months ended June 30, 2025 and 2024 included Amortization Expense of $11,520 and $7,260; General and Administrative expenses of $7,200 and $7,483; and Professional Fees of $21,788 and $11,022, respectively. Total operating expenses increased by $14,743, representing a 57.2% increase from the three-month period ended June 30, 2024 to the same period in 2025. Increase in total operating expenses was primarily due to the increase in amortization expense and professional fees.

Net Losses

Our net loss for the three-month period ended June 30, 2025 and 2024, was $23,366 and $7,448 respectively. This represents an increase in net loss of $15,918, or approximately 214% year-over-year. The growth in net loss is primarily associated with increased operating expenses during the period.

For the Six Months Ended June 30, 2025 and 2024:

Revenues

We have generated $38,406 and $21,269 in revenues for the six months ended June 30, 2025 and 2024, respectively. This represents an increase of $17,137, or approximately 80.6%. Increase in revenue was driven by the overall growth in the Company's business activity.

Operating expenses

Total operating expenses for the six-month period ended June 30, 2025 were $61,750 compared to $43,226 for the six-month period ended June 30, 2024. The operating expenses for the six months ended June 30, 2025 and 2024 included Amortization Expense of $19,954 and $14,520; General and Administrative expenses of $11,281 and $15,162; and Professional Fees of $30,515 and $13,544, respectively. Total operating expenses increased by $18,524, representing a 42.8% increase from the six-month period ended June 30, 2024 to the same period in 2025. Increase in total operating expenses was primarily due to the increase in amortization expense and professional fees.

Net Losses

Our net loss for the six-month period ended June 30, 2025 and 2024, was $23,344 and $21,957 respectively. This represents an increase in net loss of $1,387, or approximately 6.3% year-over-year.

Liquidity and Capital Resources

As of June 30, 2025, our total assets were $140,132 comprised of cash of $7,749, prepaid expenses of $31,707 and intangible assets of $100,676. Our total liabilities were $208,314 comprised of accounts payable of $34,875, deferred revenue of $4,417 and loan from director of $169,022.

As of December 31, 2024, our total assets were $56,556 comprised of cash of $226 and intangible assets of $56,330. Our total liabilities were $101,394 comprised of deferred revenue of $1,978 and loan from director of $99,416.

Shareholders’ equity/(deficit) has decreased from $(44,838) as of December 31, 2024 to $(68,182) as of June 30, 2025.

Net cash flows used in operating activities for the six months ended June 30, 2025, consisted of a net income of $23,344, accumulated amortization of $19,954, prepaid expenses of $(31,707), accounts payable of $34,875 and deferred revenue of $2,439. Net cash flows used in operating activities for the six months ended June 30, 2024, consisted of a net loss of $21,957, accumulated amortization of $14,520, prepaid expenses of $(3,560), accounts payable of $(45,102) and deferred revenue of $8,517.

During the six months ended June 30, 2025 and 2024, the Company used $64,300 and $0 of cash in investing activities, respectively.

During the six months ended June 30, 2025 and 2024, the Company generated $69,606 and $38,313 of cash in financing activities.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending June 30, 2025, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GO GO BUYERS

Date: August 13, 2025	By:	/s/ Arturas Saladzius
Name: Arturas Saladzius Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)