Form 10-Q
period 2025-09-30
Go Go Buyers, Inc.
filed 2025-11-07
CIK 1842563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-256118

GO GO BUYERS, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-4919249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive Las Vegas, NV 89108 +86-13480684648 robinxu147@163.com
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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,161,425 common shares issued and outstanding as of November 7, 2025.

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

GO GO BUYERS

BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)

ASSETS
Current Assets
Cash	$29	$226
Prepaid Expenses	21,270	-
Total Current Assets	21,299	226

Intangibles Assets, Net	87,058	56,330

Total Assets	$108,357	$56,556

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Deferred Revenue	$1,059	$1,978
Loan from Director	-	99,416
Total Liabilities	1,059	101,394

Commitments and Contingencies

Stockholders’ Equity/(Deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,161,425 and 4,161,425 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4,161	4,161
Additional Paid in Capital	224,635	28,156
Accumulated Deficit	(121,498)	(77,155)
Total Stockholders’ Equity/(Deficit)	107,298	(44,838)

Total Liabilities and Stockholders’ Equity/(Deficit)	$108,357	$56,556

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024

REVENUE:
Sales	$5,318	$14,752	$43,724	$36,021

OPERATING EXPENSES
Amortization Expense	13,618	7,260	33,572	21,780
General and Administrative Expenses	7,150	16,287	18,431	31,449
Professional Fees	5,549	2,022	36,064	15,566
TOTAL OPERATING EXPENSES	26,317	25,569	88,067	68,795

NET INCOME /(LOSS) FROM OPERATIONS	(20,999)	(10,817)	(44,343)	(32,774)

PROVISION FOR INCOME TAX	-	-	-	-

NET INCOME /(LOSS)	$(20,999)	$(10,817)	$(44,343)	$(32,774)

Net Loss Per Common Share - Basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic	4,161,425	4,161,425	4,161,425	4,161,425

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Shares	Amount
Balance, December 31, 2023	4,161,425	$4,161	$28,156	$(22,130)	$10,187

Net Loss for the period ended March 31, 2024	-	-	-	(14,509)	(14,509)

Balance, March 31, 2024	4,161,425	$4,161	$28,156	$(36,639)	$(4,322)

Net Loss for the period ended June 30, 2024	-	-	-	(7,448)	(7,448)

Balance, June 30, 2024	4,161,425	$4,161	$28,156	$(44,087)	$(11,770)

Net Loss for the period ended September 30, 2024	-	-	-	(10,817)	(10,817)

Balance, September 30, 2024	4,161,425	$4,161	$28,156	$(54,904)	$(22,587)

Balance, December 31, 2024	4,161,425	$4,161	$28,156	$(77,155)	$(44,838)

Net Income for the period ended March 31, 2025	-	-	-	22	22

Balance, March 31, 2025	4,161,425	$4,161	$28,156	$(77,133)	$(44,816)

Net Loss for the period ended June 30, 2025	-	-	-	(23,366)	(23,366)

Balance, June 30, 2025	4,161,425	$4,161	$28,156	$(100,499)	$(68,182)

Forgiveness of debt by a related party	-	-	196,479	-	196,479
Net Loss for the period ended September 30, 2025	-	-	-	(20,999)	(20,999)

Balance, September 30, 2025	4,161,425	$4,161	$224,635	$(121,498)	$107,298

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2025 and 2024

(Unaudited)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(44,343)	$(32,774)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Accumulated Amortization	33,572	21,780
Accounts Receivable	-	(7,000)
Prepaid Expenses	(21,270)	12,734
Accounts Payable	-	(33,102)
Deferred Revenue	(919)	3,015
NET CASH USED IN OPERATING ACTIVITIES	(32,960)	(35,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	(64,300)	(12,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(64,300)	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	97,063	38,313
NET CASH PROVIDED BY FINANCING ACTIVITIES	97,063	38,313

NET CHANGE IN CASH	(197)	(9,034)

Cash, Beginning of Period	226	9,900

Cash, End of Period	$29	$866

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2025

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $43,724 revenues for the nine months ended September 30, 2025. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 30, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

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

Weighted average shares were reduced for the effect of an aggregate of 4,161,425 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2025

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2025

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

NOTE 4 – INTANGIBLE ASSETS

The Company had the following intangible assets as of September 30, 2025:

For the period from inception (January 10, 2019) to September 30, 2025
Balance as of January 10, 2019 (date of inception)	$-

API acquisition	71,120
Databases	27,300
Software developments cost	45,000
Website developments cost	20,000
Amortization expense	(76,362)

Balance as of September 30, 2025	$87,058

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On October 25, 2019, the Company issued a total of 3,000,000 shares of restricted common stock to our President, Treasurer, Secretary and Director in consideration of $3,000.

Loan Agreement – Related Party

The Company’s director has loaned to the Company $99,416 as of December 31, 2024.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2025

During the period from inception to September 24, 2025, the Company’s director, Arturas Saladzius, advanced loans to the Company totaling $196,479. On September 24, 2025, the director agreed to forgive the entire outstanding loan amount of $196,479. Consequently, as of September 30, 2025, the loan balance owed to the director was $0.

These loans originated with the Company's former director and founder through verbal agreements in October 2019 ($50,000) and October 2020 ($50,000), and a subsequent written loan agreement in March 2022 ($60,000) with an initial one-year term, later extended to five years.

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

NOTE 7 – INCOME TAXES

As of September 30, 2025, the Company had net operating loss carry forwards of approximately $121,498 that may be available to reduce future years’ taxable income in varying amounts through 2045. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance as of September 30, 2025 was approximately $25,515. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2025. All tax years since inception remain open for examination by taxing authorities.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2025

Components of deferred tax assets are as follows:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$121,498	$77,155
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	25,515	16,203
Less: Valuation Allowance	(25,515)	(16,203)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of September 30, 2025, the Company issued 4,161,425 common shares to its President and shareholders for $32,317.

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

The mailing address of the Company is at 5348 Vegas Drive, Las Vegas, NV 89108. Our telephone number is +86-13480684648.

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

Employees

Go Go Buyers has no employees other than our CEO, CFO, President and Director Qiubing Xu.

Results of Operations

For the Three Months Ended September 30, 2025 and 2024:

Revenues

We have generated $5,318 and $14,752 in revenues for the three months ended September 30, 2025 and 2024, respectively. This represents a decrease of $9,434, or approximately 64%. The decrease reflects reduced sales activity during the period compared to the prior year.

Operating expenses

Total operating expenses for the three-month period ended September 30, 2025 were $26,317 compared to $25,569 for the three-month period ended September 30, 2024. The operating expenses for the three months ended September 30, 2025 and 2024 included Amortization Expense of $13,618 and $7,260; General and Administrative expenses of $7,150 and $16,287; and Professional Fees of $5,549 and $2,022, respectively. Total operating expenses increased by $748, representing a 3% increase from the three-month period ended September 30, 2024 to the same period in 2025. Overall, operating expenses were essentially flat year-over-year.

Net Losses

Our net loss for the three-month period ended September 30, 2025 and 2024, was $20,999 and $10,817 respectively. This represents an increase in net loss of $10,182, or approximately 94% year-over-year. The growth in net loss is primarily due to a decrease in revenue during this period.

For the Nine Months Ended September 30, 2025 and 2024:

Revenues

We have generated $43,724 and $36,021 in revenues for the nine months ended September 30, 2025 and 2024, respectively. This represents an increase of $7,703, or approximately 21%. Increase in revenue was driven by the overall growth in the Company's business activity.

Operating expenses

Total operating expenses for the nine-month period ended September 30, 2025 were $88,067 compared to $68,795 for the nine-month period ended September 30, 2024. The operating expenses for the nine months ended September 30, 2025 and 2024 included Amortization Expense of $33,572 and $21,780; General and Administrative expenses of $18,431 and $31,449; and Professional Fees of $36,064 and $15,566, respectively. Total operating expenses increased by $19,272, representing a 28% increase from the nine-month period ended September 30, 2024 to the same period in 2025. Increase in total operating expenses was primarily due to the increase in amortization expense and professional fees.

Net Losses

Our net loss for the nine-month period ended September 30, 2025 and 2024, was $44,343 and $32,774, respectively. This represents an increase in net loss of $11,569, or approximately 35% year-over-year.

Liquidity and Capital Resources

As of September 30, 2025, our total assets were $108,357 comprised of cash of $29, prepaid expenses of $21,270 and intangible assets of $87,058. Our total liabilities were $1,059 comprised of deferred revenue.

As of December 31, 2024, our total assets were $56,556 comprised of cash of $226 and intangible assets of $56,330. Our total liabilities were $101,394 comprised of deferred revenue of $1,978 and loan from director of $99,416.

Shareholders’ equity/(deficit) has increased from $(44,838) as of December 31, 2024 to $107,298 as of September 30, 2025.

Net cash flows used in operating activities for the nine months ended September 30, 2025, consisted of a net loss of $44,343, accumulated amortization of $33,572, prepaid expenses of $(21,270) and deferred revenue of $(919). Net cash flows used in operating activities for the nine months ended September 30, 2024, consisted of a net loss of $32,774, accumulated amortization of $21,780, accounts receivable of $(7,000), prepaid expenses of $12,734, accounts payable of $(33,102) and deferred revenue of $3,015.

During the nine months ended September 30, 2025 and 2024, the Company used $64,300 and $12,000 of cash in investing activities, respectively.

During the nine months ended September 30, 2025 and 2024, the Company generated $97,063 and $38,313 of cash in financing activities.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending September 30, 2025, there were no pending or threatened legal actions against us.

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

GO GO BUYERS

Date: November 7, 2025	By:	/s/ Qiubing Xu
Name: Qiubing Xu Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)