Form 10-K
period 2025-12-31
Go Go Buyers, Inc.
filed 2026-04-14
CIK 1842563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-256118

GO GO BUYERS, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-4919249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive Las Vegas, NV, 89108 +86-13480684648 robinxu147@163.com (Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of December 31, 2025, was approximately 0 common shares issued and outstanding.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,161,425 common shares issued and outstanding as of April 14, 2026.

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

The mailing address of the Company is at 5348 Vegas Drive, Las Vegas, NV 89108. Our telephone number is +8613480684648.

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

Employees

Go Go Buyers has no employees other than our sole President and Director Mr. Qiubing Xu.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares. There is a limited public market for our common shares. The common shares of the Company are listed on OTC Markets under the ticker symbol of GGBY since February 3, 2025. Prior to that time, there was no public market for our stock.

Number of Holders

As of December 31, 2025 and 2024, the 4,161,425 issued and outstanding shares of common stock were held by our shareholders.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2025 and 2024.

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

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2025, compared to December 31, 2024:

Revenues

For the years ended December 31, 2025 and 2024, we have generated $44,782 and $40,723 in revenues, respectively. Increase in revenue was driven by the overall growth in the Company's business activity.

Operating expenses

Total operating expenses for the year ended December 31, 2025 were $120,150 compared to $95,748 for the year ended December 31, 2024. The operating expenses for the year ended December 31, 2025 and 2024 included Amortization Expense of $47,191 and $30,040; General and Administrative expenses of $25,499 and $47,894; and Professional Fees of $47,460 and $17,814, respectively.

Increase in total operating expenses was primarily due to the increase in amortization expense and general and administrative expenses. Increase in general and administrative expenses was primarily due to server rental and marketing expenses.

Other income

For the years ended December 31, 2025 and 2024, we have generated $196,479 and $0 in other income, respectively. The other income for the year ended December 31, 2025 results from a forgiveness of $196,479 loan from our former director Arturas Saladzius.

Net Income/(Losses)

Our net income /(loss) for the years ended December 31, 2025 and 2024, was $121,111 and $(55,025), respectively.

Liquidity and Capital Resources

As of December 31, 2025, our total assets were $84,273 comprised of prepaid expenses $10,834 and intangible assets $73,439. Our total liabilities were $8,000 comprised of other payable of $8,000.

Shareholders’ equity/(deficit) has increased to $76,273 as of December 31, 2025 from $(44,838) as of December 31, 2024.

Net cash flows used in operating activities for the year ended December 31, 2025, consisted of a net income of $121,111, accumulated amortization of $47,191, other payable of $8,000, deferred revenue $(1,978) and prepaid expenses of $(10,834). Net cash flows used in operating activities for the year ended December 31, 2024, consisted of a net loss of $55,025, accumulated amortization of $30,040, accounts payable of $(46,902), deferred revenue $813 and prepaid expenses of $29,029.

During the years ended December 31, 2025 and 2024, the Company used $64,300 and $12,000 of cash in investing activities, respectively.

During the years ended December 31, 2025 and 2024, the Company generated (used) $(99,416) and $44,371 of cash in financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

GO GO BUYERS

FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Go Go Buyers, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Go Go Buyers, Inc. as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders' equity / (deficit), and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred losses from operation of $(75,368). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the Company has significant operating losses and limited revenue insufficient to cover operating cost. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

/S/ Boladale Lawal

Boladale Lawal & CO

We have served as the Company's auditor since 2024

Lagos, Nigeria

April 14, 2026

GO GO BUYERS

BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$-	$226
Prepaid Expenses	10,834	-
Total Current Assets	10,834	226

Intangibles Assets, Net	73,439	56,330

Total Assets	$84,273	$56,556

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Deferred Revenue	$-	$1,978
Other Payable	8,000	99,416
Total Liabilities	8,000	101,394

Commitments and Contingencies

Stockholders’ Equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,161,425 and 4,161,425 shares issued and outstanding as of December 31, 2025 and 2024, respectively	4,161	4,161
Additional Paid in Capital	28,156	28,156
Retained Earnings /(Accumulated Deficit)	43,956	(77,155)
Total Stockholders’ Equity/(Deficit)	76,273	(44,838)

Total Liabilities and Stockholders’ Equity/(Deficit)	$84,273	$56,556

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS

STATEMENTS OF OPERATIONS

For the years ended December 31, 2025 and 2024

	Year ended December 31, 2025	Year ended December 31, 2024

REVENUE:
Sales	$44,782	$40,723

OPERATING EXPENSES
Amortization Expense	47,191	30,040
General and Administrative Expenses	25,499	47,894
Professional Fees	47,460	17,814
TOTAL OPERATING EXPENSES	120,150	95,748

NET INCOME /(LOSS) FROM OPERATIONS	(75,368)	(55,025)

Other Income	196,479	-

PROVISION FOR INCOME TAX	-	-

NET INCOME /(LOSS)	$121,111	$(55,025)

Net Income /(Loss) Per Common Share - Basic	$0.03	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic	4,154,016	4,154,016

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the years ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings /(Accumulated Deficit)	Total Stockholders’ Equity/(Deficit)
	Shares	Amount
Balance, December 31, 2023	4,161,425	$4,161	$28,156	$(22,130)	$10,187

Net Loss for the year	-	-	-	(55,025)	(55,025)

Balance, December 31, 2024	4,161,425	$4,161	$28,156	$(77,155)	$(44,838)

Net Income for the year	-	-	-	121,111	121,111

Balance, December 31, 2025	4,161,425	$4,161	$28,156	$43,956	$76,273

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025 and 2024

	Year ended December 31, 2025	Year ended December 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income /(Loss)	$121,111	$(55,025)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Accumulated Amortization	47,191	30,040
Accounts Payable	-	(46,902)
Deferred Revenue	(1,978)	813
Other Payable	8,000	-
Prepaid Expenses	(10,834)	29,029
NET CASH USED IN OPERATING ACTIVITIES	163,490	(42,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	(64,300)	(12,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(64,300)	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	(99,416)	44,371
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(99,416)	44,371

NET CHANGE IN CASH	(226)	(9,674)

Cash, Beginning of Period	226	9,900

Cash, End of Period	$-	$226

The accompanying notes are an integral part of these financial statements.

GO GO BUYERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2025

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $44,782 revenues for the year ended December 31, 2025 and the retained earnings was $43,956 as of December 31, 2025. The Company currently has income but has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

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

Weighted average shares were reduced for the effect of an aggregate of 4,154,016 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 4 – INTANGIBLE ASSETS

The Company had the following intangible assets as of December 31, 2025:

For the period from inception (January 10, 2019) to December 31, 2025
Balance as of January 10, 2019 (date of inception)	$-

API acquisition	71,120
Databases	27,300
Website developments cost	20,000
Software developments cost	45,000
Amortization expense	(89,981)

Balance as of December 31, 2025	$73,439

NOTE 5 – RELATED PARTY TRANSACTIONS

On October 25, 2019, the Company issued a total of 3,000,000 shares of restricted common stock to our former President, Treasurer, Secretary and Director Arturas Saladzius in consideration of $3,000.

Loan Agreement – Related Party

The Company’s former director Arturas Saladzius loaned to the Company $99,416 as of December 31, 2024. During the year ended December 31, 2025, Arturas Saladzius advanced loans to the Company totaling $196,479. On September 24, 2025, Arturas Saladzius agreed to forgive the entire outstanding loan amount of $196,479. Consequently, as of December 31, 2025, the loan balance owed to Arturas Saladzius was $0.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company may be a subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

NOTE 7 – INCOME TAXES

As of December 31, 2025, the Company had net operating loss carry forwards of approximately $75,368 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2025 was approximately $15,827. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2025. All tax years since inception remain open for examination by taxing authorities.

Components of deferred tax assets are as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$75,368	$77,155
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	15,827	16,203
Less: Valuation Allowance	(15,827)	(16,203)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of December 31, 2025, the Company issued 4,161,425 common shares to its former President and shareholders for $29,131.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2025. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

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

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has no employees and only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.

2.	The Company lacks appropriate information technology controls – As of December 31, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

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

An evaluation was conducted under the supervision and with the participation of our management at the time of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Qiubing Xu	65	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Qiubing Xu has served as the Company’s President, Treasurer, Director and Secretary since September 24, 2025.

From 2012 to 2025, Mr. Qiubing Xu founded Shenzhen Huayu Investment Management Co., Ltd. and served as the company's general manager, responsible for precious metal business transactions. Mr. Xu received his bachelor degree in E-commerce and Business Management from Guangdong Ocean University in 2011.

Arturas Saladzius served as the Company's President, Treasurer, Director, and Secretary from November 2, 2022 to September 24, 2025.

Sna Ny served as the Company's President, Treasurer, Director, and Secretary from January 10, 2019, to November 2, 2022. Sna Ny continued to serve as Director until December 13, 2022.

During the past ten years, Mr. Xu has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Xu was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Xu’s involvement in any type of business, securities or banking activities.
4.	Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
5.	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
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

DIRECTOR INDEPENDENCE

The Board of Directors has determined that there are no “independent” directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The preceding disclosure respecting director independence is required under applicable SEC rules. The Board of Directors has determined that at least one member of the board, Mr. Saladzius, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr. Xu is not an “independent” member of the board as described above. The Board of Directors has determined that director is able to read and understand fundamental financial statements.

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

Item 11. Executive Compensation.

MANAGEMENT COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the fiscal years ended December 31, 2025 and December 31, 2024:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Qiubing Xu President, Treasurer, Secretary and Director	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Mr. Xu currently devotes approximately thirty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of December 31, 2025, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Qiubing Xu Guangzhou, Guangdong, China	3,000,000 shares of common stock	72%

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

Item 13. Certain Relationships and Related Transactions.

For the years ended December 31, 2025 and 2024, the former President of the Company, Arturas Saladzius, advanced $97,063 and $44,371 to the Company for operating expenses, respectively. On September 24, 2025, Arturas Saladzius agreed to forgive the entire outstanding loan amount of $196,479. As of December 31, 2025 and 2024, the related party loan balance was $0 and $99,416, respectively.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by our independent auditors for professional services rendered related to the fiscal years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees	$14,180	$17,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,180	$17,500

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

GO GO BUYERS

Date: April 14, 2026	By:	/s/ Qiubing Xu
Name: Qiubing Xu Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)