Form 10-Q
period 2026-03-31
Go Go Buyers, Inc.
filed 2026-05-18
CIK 1842563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,161,425 common shares issued and outstanding as of May 18, 2026.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements.	5
	Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	6
	Statements of Operations for the three months ended March 31, 2026 and 2025 (Unaudited)	7
	Statements of Changes in Stockholders’ Equity/(Deficit) for the three months ended March 31, 2026 and 2025 (Unaudited)	8
	Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (Unaudited)	9
	Notes to the Unaudited Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II	OTHER INFORMATION:
		18
Item 1.	Legal Proceedings.
		18
Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities.	19

Item 4.	Mine Safety Disclosures.1	19

Item 5.	Other Information.	19

Item 6.	Exhibits.	19

Signatures		20

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

GO GO BUYERS

BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)

ASSETS
Current Assets
Prepaid Expenses	$2,875	$10,834
Total Current Assets	2,875	10,834

Intangibles Assets, Net	59,821	73,439

Total Assets	$62,696	$84,273

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Other Payables	$15,689	$8,000
Total Liabilities	15,689	8,000

Commitments and Contingencies

Stockholders’ Equity/(Deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,161,425 and 4,161,425 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4,161	4,161
Additional Paid in Capital	28,156	28,156
Accumulated Deficit	14,690	43,956
Total Stockholders’ Equity/(Deficit)	47,007	76,273

Total Liabilities and Stockholders’ Equity/(Deficit)	$62,696	$84,273

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025

REVENUE:
Sales	$-	$21,264

OPERATING EXPENSES
Amortization Expense	13,618	8,434
General and Administrative Expenses	5,251	4,081
Professional Fees	10,397	8,727
TOTAL OPERATING EXPENSES	29,266	21,242

NET INCOME /(LOSS) FROM OPERATIONS	(29,266)	22

PROVISION FOR INCOME TAX	-	-

NET INCOME /(LOSS)	$(29,266)	$22

Net Income /(Loss) Per Common Share - Basic	$(0.00)	$0.00

Weighted Average Number of Common Shares Outstanding - Basic	4,154,016	4,154,016

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Total Stockholders’ Equity/(Deficit)
	Shares	Amount
Balance, December 31, 2024	4,161,425	$4,161	$28,156	$(77,155)	$(44,838)

Net Income	-	-	-	22	22

Balance, March 31, 2025	4,161,425	$4,161	$28,156	$(77,133)	$(44,816)

Balance, December 31, 2025	4,161,425	$4,161	$28,156	$43,956	$76,273

Net Loss	-	-	-	(29,266)	(29,266)

Balance, March 31, 2026	4,161,425	$4,161	$28,156	$14,690	$47,007

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(29,266)	$22
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Accumulated Amortization	13,618	8,434
Accounts Receivable	-	-
Prepaid Expenses	7,959	(43,268)
Accounts Payable	-	2,805
Other Payables	7,689	-
Deferred Revenue	-	5,706
NET CASH USED IN OPERATING ACTIVITIES	-	(26,301)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	-	(37,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(37,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	-	66,106
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	66,106

NET CHANGE IN CASH	-	2,805

Cash, Beginning of Period	-	226

Cash, End of Period	$-	$3,031

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2026

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $0 revenues for the three months ended March 31, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

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

Weighted average shares were reduced for the effect of an aggregate of 4,161,425 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 4 – INTANGIBLE ASSETS

The Company had the following intangible assets as of March 31, 2026:

For the period from inception (January 10, 2019) to March 31, 2026
Balance as of January 10, 2019 (date of inception)	$-

API acquisition	71,120
Databases	27,300
Software developments cost	45,000
Website developments cost	20,000
Amortization expense	(103,599)

Balance as of March 31, 2026	$59,821

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

NOTE 7 – INCOME TAXES

As of March 31, 2026, the Company had net operating loss carry forwards of approximately $104,634 that may be available to reduce future years’ taxable income in varying amounts through 2045. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance as of March 31, 2026 was approximately $21,973. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2026. All tax years since inception remain open for examination by taxing authorities.

Components of deferred tax assets are as follows:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$104,634	$75,368
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	21,973	15,827
Less: Valuation Allowance	(21,973)	(15,827)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of March 31, 2026, the Company issued 4,161,425 common shares to its President and shareholders for $32,317.

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

Employees

Go Go Buyers has no employees other than our CEO, CFO, President and Director Qiubing Xu.

Results of Operations

For the Three Months Ended March 31, 2026 and 2025:

Revenues

We have generated $Nil and $21,264 in revenues for the three months ended March 31, 2026 and 2025, respectively. This represents a decrease of $21,264, or approximately 100%. The decrease reflects reduced sales activity during the period compared to the prior year.

Operating expenses

Total operating expenses for the three-month period ended March 31, 2026 were $29,266 compared to $21,242 for the three-month period ended March 31, 2025. The operating expenses for the three months ended March 31, 2026 included Amortization Expense of $13,618; General and Administrative expenses of $5,251; and Professional Fees of $10,397. The operating expenses for the three months ended March 31, 2025 included Amortization Expense of $8,434; General and Administrative expenses of $4,081; and Professional Fees of $8,727. Increase in total operating expenses was primarily due to the increase in amortization expense and professional fees.

Net Income/(Loss)

Our net income/(loss) for the three-month period ended March 31, 2026 and 2025, was $(29,266) and $22, respectively. This represents an increase in net loss of $29,288. The growth in net loss is primarily due to a decrease in revenue during this period.

Liquidity and Capital Resources

As of March 31, 2026, our total assets were $62,696 comprised of prepaid expenses of $2,875 and intangible assets of $59,821. Our total liabilities were $15,689 comprised of other payables.

As of December 31, 2025, our total assets were $84,273 comprised of prepaid expenses $10,834 and intangible assets $73,439. Our total liabilities were $8,000 comprised of other payable of $8,000.

Shareholders’ equity/(deficit) has decreased from $76,273 as of December 31, 2025 to $47,007 as of March 31, 2026.

Net cash flows used in operating activities for the three months ended March 31, 2026, consisted of a net loss of $29,266, accumulated amortization of $13,618, prepaid expenses of $7,959 and other payables of $7,689. Net cash flows used in operating activities for the three months ended March 31, 2025, consisted of a net income of $22, accumulated amortization of $8,434, prepaid expenses of $(43,268), accounts payable of $2,805 and deferred revenue of $5,706.

During the three months ended March 31, 2026 and 2025, the Company used $Nil and $37,000 of cash in investing activities, respectively.

During the three months ended March 31, 2026 and 2025, the Company generated $Nil and $66,106 of cash in financing activities.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending March 31, 2026, there were no pending or threatened legal actions against us.

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

GO GO BUYERS

Date: May 18, 2026	By:	/s/ Qiubing Xu
Name: Qiubing Xu Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)