Form 10-Q
period 2026-09-30
Go Go Buyers, Inc.
filed 2026-11-12
CIK 1842563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-256118

GO GO BUYERS, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-4919249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive Las Vegas, NV, 89108 +86-1348-0684648 robinxu147@163.com
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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,161,425 common shares issued and outstanding as of November 12, 2026.

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

GO GO BUYERS

BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025 (Audited)

ASSETS
Current Assets
Prepaid Expenses	$0	$10,834
Total Current Assets	0	10,834

Intangible Assets, Net	41,084	73,439

Total Assets	$41,084	$84,273

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Liabilities
Due to Related Party	$20,891	$8,000
Total Liabilities	20,891	8,000

Commitments and Contingencies

Stockholders’ Equity/(Deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,161,425 and 4,161,425 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4,161	4,161
Additional Paid in Capital	28,156	28,156
Retained Earnings /(Accumulated Deficit)	(12,124)	43,956
Total Stockholders’ Equity/(Deficit)	20,193	76,273

Total Liabilities and Stockholders’ Equity/(Deficit)	$41,084	$84,273

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025

REVENUE:
Sales	$-	$5,318	$-	$43,724

OPERATING EXPENSES
Amortization Expense	9,368	13,618	32,355	33,572
General and Administrative Expenses	0	7,150	5,251	18,431
Professional Fees	2,300	5,549	18,475	36,064
TOTAL OPERATING EXPENSES	11,668	26,317	56,080	88,067

NET INCOME /(LOSS) FROM OPERATIONS	(11,668)	(20,999)	(56,080)	(44,343)

PROVISION FOR INCOME TAX	-	-	-	-

NET INCOME /(LOSS)	$(11,668)	$(20,999)	$(56,080)	$(44,343)

Net Income /(Loss) Per Common Share - Basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic	4,161,425	4,161,425	4,161,425	4,161,425

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the three and Nine months ended September 30, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2024	4,161,425	$4,161	$28,156	$(77,155)	$(44,838)

Net Income	-	-	-	22	22

Balance, March 31, 2025	4,161,425	$4,161	$28,156	$(77,133)	$(44,816)

Net Loss	-	-	-	(23,366)	(23,366)

Balance, June 30, 2025	4,161,425	$4,161	$28,156	$(100,499)	$(68,182)

Forgiveness of debt by a related party			196,479		196,479
Net Loss	-	-	-	(20,999)	(20,999)

Balance, September 30, 2025	4,161,425	$4,161	$224,635	$(121,498)	$107,298

Balance, December 31, 2025	4,161,425	$4,161	$28,156	$43,956	$76,273

Net Loss	-	-	-	(29,266)	(29,266)

Balance, March 31, 2026	4,161,425	$4,161	$28,156	$14,690	$47,007

Net Loss	-	-	-	(15,146)	(15,146)

Balance, June 30, 2026	4,161,425	$4,161	$28,156	$(455)	$31,862

Net Loss	-	-	-	(11,668)	(11,668)

Balance, September 30, 2026	4,161,425	$4,161	$28,156	$(12,124)	$20,193

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

STATEMENTS OF CASH FLOWS

For the Nine months ended September 30, 2026 and 2025

(Unaudited)

	Nine months ended September 30, 2026	Nine months ended September 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(56,080)	$(44,343)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Accumulated Amortization	32,355	33,572
Prepaid Expenses	10,834	(21,270)
Due to Related Party	12,891	-
Deferred Revenue	-	(919)
NET CASH USED IN OPERATING ACTIVITIES	-	(32,960)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software	-	(64,300)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(64,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	-	97,063
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	97,063

NET CHANGE IN CASH	-	(197)

Cash, Beginning of Period	-	226

Cash, End of Period	$-	$29

The accompanying notes are an integral part of these unaudited financial statements.

GO GO BUYERS

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2026

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $Nil revenues for the Nine months ended September 30, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

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

Weighted average shares were reduced for the effect of an aggregate of 4,161,425 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 4 – INTANGIBLE ASSETS

The Company had the following intangible assets as of September 30, 2026:

For the period from inception (January 10, 2019) to September 30, 2026
Balance as of January 10, 2019 (date of inception)	$-

API acquisition	71,120
Databases	27,300
Software developments cost	45,000
Website developments cost	20,000
Amortization expense	(122,336)

Balance as of September 30, 2026	$41,084

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

Related Party Payables

As of September 30, 2026 and December 31, 2025, the Company had amounts due to a related party of $20,891 and $8,000, respectively. These amounts represent operating expenses — professional fees, audit fees, transfer agent fees, and business licenses and permits — paid by Qiubing Xu on behalf of the Company. The balances are unsecured, non-interest bearing and payable on demand. No cash was advanced to or repaid by the Company during the nine months ended September 30, 2026.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company may be subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

NOTE 7 - INCOME TAXES

As of September 30, 2026, the Company had net operating loss carry forwards of approximately $131,448 that may be available to reduce future years’ taxable income in varying amounts through 2045. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance as of September 30, 2026 was approximately $27,604. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2026. All tax years since inception remain open for examination by taxing authorities.

Components of deferred tax assets are as follows:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$131,448	$75,368
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	27,604	15,827
Less: Valuation Allowance	(27,604)	(15,827)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is not authorized for issuing preferred stock.

Common Stock — The Company is authorized to issue a total of 75,000,000 shares of common stock at par value of $0.001 each. As of September 30, 2026, the Company issued 4,161,425 common shares to its President and shareholders for $32,317.

Warrants — The Company does not have and does not plan on issuing warrants.

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

Employees

Go Go Buyers has no employees other than our CEO, CFO, President and Director Qiubing Xu.

Results of Operations

For the Three Months Ended September 30, 2026 and 2025:

Revenues

We have generated $Nil and $5,318 in revenues for the three months ended September 30, 2026 and 2025, respectively. This represents a decrease of $5,318, or approximately 100%. The decrease reflects reduced sales activity during the period compared to the prior year.

Operating expenses

Total operating expenses for the three-month period ended September 30, 2026 were $11,668 compared to $26,317 for the three-month period ended September 30, 2025. The operating expenses for the three months ended September 30, 2026 included Amortization Expense of $9,368 and Professional Fees of $2,300. The operating expenses for the three months ended September 30, 2025 included Amortization Expense of $13,618; General and Administrative expenses of $7,150; and Professional Fees of $5,549. Decrease in total operating expenses was primarily due to the decrease in General and Administrative expenses and Professional fees.

Net Losses

Our net loss for the three-month period ended September 30, 2026 and 2025, was $11,668 and $20,999, respectively. This represents a decrease in net loss of $9,331. The reduction in net loss is primarily due to a decrease in expenses during this period.

For the Nine Months Ended September 30, 2026 and 2025:

Revenues

We have generated $Nil and $43,724 in revenues for the Nine months ended September 30, 2026 and 2025, respectively. This represents a decrease of $43,724, or approximately 100%. The decrease reflects reduced sales activity during the period compared to the prior year.

Operating expenses

Total operating expenses for the Nine-month period ended September 30, 2026 were $56,080 compared to $88,067 for the Nine-month period ended September 30, 2025. The operating expenses for the Nine months ended September 30, 2026 and 2025 included Amortization Expense of $32,355 and $33,572; General and Administrative expenses of $5,251 and $18,431; and Professional Fees of $18,475 and $36,064, respectively. Total operating expenses decreased by $31,987, representing a 36% decrease from the Nine-month period ended September 30, 2025 to the same period in 2026. Decrease in total operating expenses was primarily due to the decrease in General and Administrative expenses and Professional fees.

Net Losses

Our net loss for the Nine-month period ended September 30, 2026 and 2025, was $56,080 and $44,343 respectively. This represents an increase in net loss of $11,737.

Liquidity and Capital Resources

As of September 30, 2026, our total assets were $41,084, comprised of intangible assets. Our total liabilities were $20,891 comprised of due to related party.

As of December 31, 2025, our total assets were $84,273 comprised of prepaid expenses $10,834 and intangible assets $73,439. Our total liabilities were $8,000 comprised of due to related party of $8,000.

Shareholders’ equity/(deficit) has decreased from $76,273 as of December 31, 2025 to $20,193 as of September 30, 2026.

Net cash flows used in operating activities for the Nine months ended September 30, 2026, consisted of a net loss of $56,080, accumulated amortization of $32,355, prepaid expenses of $10,834 and due to related party of $12,891. Net cash flows used in operating activities for the Nine months ended September 30, 2025, consisted of a net loss of $44,343, accumulated amortization of $33,572, prepaid expenses of $(21,270) and deferred revenue of $(919).

During the Nine months ended September 30, 2026 and 2025, the Company used $Nil and $(64,300) of cash in investing activities, respectively.

During the Nine months ended September 30, 2026 and 2025, the Company generated $Nil and $97,063 of cash in financing activities, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending September 30, 2026, there were no pending or threatened legal actions against us.

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

GO GO BUYERS

Date: November 12, 2026	By:	/s/ Qiubing Xu
Name: Qiubing Xu Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)